Form 10-K
period 2023-12-31
CECO ENVIRONMENTAL CORP
filed 2024-03-05
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $399.2 million based upon the closing market price and shares of common stock outstanding as of June 30, 2023, the last business day of our most recently completed second fiscal quarter. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 26, 2024, the registrant had 34,850,737 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Environmental Corp. and Subsidiaries

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2023

TABLE OF CONTENTS

Item	Description	Page
PART I.

Item 1.	Business	2

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	21

Item 1C.	Cybersecurity....................................................................................................................................................................................	21

Item 2.	Properties	22

Item 3.	Legal Proceedings	22

Item 4.	Mine Safety Disclosures	22

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23

Item 6.	[Reserved]	24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 8.	Financial Statements and Supplementary Data	37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37

Item 9A.	Controls and Procedures	37

Item 9B.	Other Information	41

Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	41

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	42

Item 11.	Executive Compensation	42

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42

Item 13.	Certain Relationships and Related Transactions, and Director Independence	43

Item 14.	Principal Accounting Fees and Services	43

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	44

Item 16.	Form 10-K Summary	46

SIGNATURES		47

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
•
inflationary pressures relating to raw material costs and the cost of labor;
•
the substantial amount of debt incurred in connection with our strategic transactions and our ability to repay or refinance it or incur additional debt in the future;
•
the impact of federal, state or local government regulations;
•
our ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any;
•
economic and political conditions generally;
•
our ability to successfully realize the expected benefits of our restructuring programs;
•
our ability to successfully integrate acquired businesses and realize the synergies from strategic transactions;
•
unpredictability and severity of catastrophic events, including cybersecurity threats, acts of terrorism or outbreak of war or hostilities or public health crises, as well as management’s response to any of the aforementioned factors; and
•
our ability to remediate our material weaknesses, or any other material weakness that we may identify in the future, that could result in material misstatements in our financial statements.

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

PART I

Item 1. Business

General

CECO Environmental Corp. (“CECO”, “we”, “us”, "our" or the “Company”) is a leading environmentally focused, diversified industrial company, serving the broad landscape of industrial air, industrial water and energy transition markets globally by providing innovative technology and application expertise. We help companies grow their businesses with safe, clean, and more efficient solutions that help protect people, the environment and industrial equipment. Our solutions improve air and water quality, optimize emissions management, and increase the energy and process efficiency for highly engineered applications in power generation, midstream and downstream hydrocarbon processing and transport, chemical processing, electric vehicle production, polysilicon fabrication, semiconductor and electronics production, battery production and recycling, specialty metals, aluminum and steel production, beverage can manufacturing, and industrial and produced water and wastewater treatment, and a wide range of other industrial end markets.

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

We believe demand for our products and services will continue to be driven by the following factors:

•
Global Focus on the Environment: Increased demand for efficient solutions and reduced air and water emissions remains at the forefront of sustainable production. As our customers and end markets navigate this changing landscape, we are making production and power generation cleaner, more efficient and flexible, and workplaces safer. Increasingly, society, along with government regulation, is calling for companies to commit to the preservation and protection of the environment. We believe that through our air and water quality and emissions control offerings, companies want to work with us to protect people and our planet from the harmful effects of industrial processes.
•
Increasingly Stringent Regulatory Environment: The adoption of increasingly stringent environmental regulations globally requires businesses to pay strict attention to environmental protection and efficient production processes. The businesses and industries we serve must comply with these various international, federal, state and local government regulations or potentially face substantial fines or be forced to suspend production or alter their production processes. Providing assistance in meeting or exceeding stringent environmental regulations are a principal factor that drives our business.
•
Favorable Investment Climate for Net-zero Technologies: Our businesses are positively impacted by capital expenditures on technologies to address climate change and improve environmental outcomes.

•
Emerging Market Industrialization: The rapid expansion of manufacturing in emerging economies, and the growing environmental focus in such emerging economies, increases the demand for our industrial air treatment and pollution controls for newly constructed and upgraded facilities. For investments in semiconductor and electronics production, sources of ultra-pure water are required as are emission controls and scrubbers. We expect that more rigorous regulations being introduced to protect the workforce, the environment, and the operating equipment will favorably impact demand for our products and solutions.
•
Developed Market Industrial Re-shoring: The industries in which we operate have historically embraced a global supply chain which has provided certain advantages by offshoring select production and services. Today many companies are relocating their global supply chains to resume in-region. We believe the re-shoring of manufacturing operations is a driver of business growth.
•
Expansion and Renewal of Infrastructure: There is a growing trend to better manage and reduce air and water emissions which our products and solutions equipment will serve. Recent legislation, including the 2022 Creating Helpful Incentives to Produce Semiconductors (CHIPS) and Science Act, 2022 Inflation Reduction Act, and 2021 Infrastructure Investment and Jobs Act in the United States, as well as the 2020 European Green Deal, 2021 Fit for 55 package, and 2022 REPowerEU, have dedicated government funds to improving environmental outcomes. As industrial capital expenditures grow, corporations are seeking to make these investments while minimizing environmental impact. This spending serves as a driver of increased interest for our portfolio of products and solutions.
•
Water Scarcity: There are increasing risks associated with water quality and water access around the globe. Protecting water resources is crucial for the health and resiliency of our communities, ecosystems and our customers. We expect that more rigorous regulations are being, and will be introduced, to protect water as a natural resource. We are well-positioned to deliver solutions to our customers to meet this growing need.
•
Increased Demand for Electrical Power Generation: An accelerating shift away from traditional fossil fuel powered electricity generation and transportation towards cleaner and sustainable forms of power generation and mass “electrification” of transportation is underway. Demand for cleaner burning natural gas, renewable natural gas, hydrogen and its derivatives, renewables including solar and wind, and a resurgence in interest in nuclear is growing. In addition, the planned retirements of the coal- and oil-fired plants require greater investments in natural gas-fired and renewables generation. Natural gas-fired power plants have lower initial capital requirements and are more flexible in terms of operations. The transition to hydrogen and other “green” fuels (such as HVO’s, biogas, and green ammonia) are in their infancy but will be part of the energy transition over the next decade. Even though considered “green” fuels, power plants using these fuels will continue to require exhaust emissions control solutions which we provide, as will the production facilities and producers of the lightweight materials, batteries, and electronics required to build and operate the new vehicles being deployed.
•
Expanding Natural Gas Infrastructure: The International Energy Association projects a pronounced shift in Organization for Economic Cooperation and Development countries for electricity generation away from oil and coal towards natural gas, including liquified natural gas (“LNG”), and renewables. Natural gas, including LNG, continues to be the growth fuel of choice for the electrical power and industrial sectors in many of the world’s regions in primary power generation, and as a complement to renewables as a source of backup and standby power. The pipeline and storage infrastructure required to supply these new users creates increased interest in our products and services.
•
Hydrocarbon Processing: Hydrocarbon processing involves the production, refining, and processing of hydrocarbons and organic chemicals (petrochemicals) for use in a variety of downstream applications, such as gasoline, aviation fuel, fertilizers, lubricants, polymers, plastics, paints and coatings, and additives that keep industry and our economies operating. In response to increasing global demand for petrochemicals and refined products, companies are producing a wider range of intermediate and final products from new sources, upgrading and expanding existing facilities and process lines, and constructing new production and processing. These new and expanded facilities must comply with stricter environmental regulations, wastewater discharge, and emission controls requirements, and the adaptation of production processes will require new or modified catalyst recovery and regeneration systems which we provide.

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

We constantly look for opportunities to apply our technology and expertise to new customers and in new geographies in our existing end markets, and to enter new end markets with our existing set of products and solutions. Acquisitions are a key part of our growth model and we constantly are seeking out value-added, accretive additions to the CECO portfolio aligned with our strategic focus in industrial air, industrial water and the energy transition.

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

•
Engineered Systems segment: Our Engineered Systems segment serves the power generation, hydrocarbon processing, water/wastewater treatment, oily water separation and treatment, marine and naval vessels, and midstream oil and gas sectors. We seek to address the global demand for environmental and equipment protection solutions with our highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation and filtration, and dampers and expansion joints.
•
Industrial Process Solutions segment: Our Industrial Process Solutions segment serves the broad industrial sector with solutions for air pollution and contamination control, fluid handling, and process filtration in applications such as aluminum beverage can production, automobile production, food and beverage processing, semiconductor fabrication, electronics production, steel and aluminum mill processing, wood manufacturing, desalination, and aquaculture markets. We assist customers in maintaining clean and safe operations for employees, reducing energy consumption, minimizing waste for customers, and meeting regulatory standards for toxic emissions, fumes, volatile organic compounds, and odor elimination through our platforms including duct fabrication and installation, industrial air, and fluid handling.

Competitive Strengths

Leading market position as a complete solution provider

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

Long-standing experience and customer relationships in growing industry

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

Diversified equipment and solution portfolio and broad customer base

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

Experienced management and engineering team

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

Innovative solutions

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

Disciplined acquisition program with successful integration

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

Project Design and Research and Development

Our strategy is to produce and supply differentiated, specialized or configured products and solutions that are often tailored to the specifications of a customer or application. We start by understanding our customers’ needs, then by focusing our new product development efforts on those criteria that help protect our shared environment while improving a variety of operational outcomes including, but not limited to, facility uptime, production quality, employee safety, equipment protection and process performance.

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

We sell and market our products and services with our own direct sales force in key regions including the United States, the Netherlands, United Kingdom, Canada, United Arab Emirates, India, China, Korea, and Singapore. Our direct sales and business development teams will work in conjunction with outside sales representatives in the North America, South America, Europe, Middle East, Southeast and East Asia, and India regions, when appropriate. We expect to continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Customers

We are not dependent upon any single customer, and no customer contributed 10% or more of our consolidated revenues for the years ended December 31, 2023, 2022, or 2021.

Suppliers and Subcontractors

We purchase our raw materials and supplies from a variety of global sources. When possible, we directly secure iron and steel sheet and plate products from steel mills, whereas other materials are purchased from a variety of steel service centers. Steel prices have traditionally been volatile, but we typically mitigate the risk of higher prices by including a “surcharge” on our standard products and tracking major materials industry indices and projections. On contract work, we try to mitigate the risk of higher prices by including the current price in our estimate and generally include price inflation clauses for protection.

Typically, on turnkey projects, we subcontract manufacturing, electrical work, concrete work, controls, conveyors and insulation. We use subcontractors with whom we have good working relationships and review each project at the beginning and on an ongoing basis to help ensure that all work is being done according to our specifications. Subcontractors are generally paid when we are paid by our customers according to the terms of our contract with the customer. Our business model focuses on effective management of subcontractors and flow of raw and finished materials, which allows us to optimize working capital levels through reduction in certain assets and reduce capital expenditures.

While we believe we have a good relationship with our suppliers and subcontractors, we are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We expect these supply chain challenges and cost impacts to continue for the foreseeable future as markets continue to recover and supply chains further normalize. Although we have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog was $370.9 million as of December 31, 2023 as compared to $311.7 million as of December 31, 2022, an increase of $59.2 million or 19.0%. Backlog is adjusted on a quarterly basis for fluctuations in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 18 months, with a majority within 12 months. Backlog is not defined by United States generally accepted accounting principles ("GAAP") and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

Our business is subject to numerous evolving laws and regulations. While there are not currently regulations proposed or pending that we believe will result in material capital, operating or other costs to the business at this time, such regulations could be proposed and/or passed into law in 2024 or beyond. Other regulations currently in place could be withdrawn and replaced with more stringent requirements in 2024 or beyond. New laws and regulations and the costs of compliance with such new laws and regulations can only be broadly appraised until their implementation becomes more defined through regulatory guidance and enforcement.

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

Human Capital Management

We have employees located throughout the globe. As of December 31, 2023, CECO had approximately 1,200 employees, across nine countries. Of our US employees, 131 are unionized in our Pennsylvania, Tennessee and North Carolina facilities. Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Our strong employee base, along with our uncompromising commitment to our values of customer first, accountability, relentless execution, respect, integrity and teamwork, provide the foundation of our company’s success. Employee safety and managing the risks associated with our workplace, is of paramount importance to CECO. We believe that all injuries, occupational illnesses and incidents are preventable, and we are committed to operating with a zero-incident culture. Through our environmental, health and safety program we implement policies and training programs, as well as perform self-audits, to ensure our colleagues leave the workplace safely every day. To better understand employee safety at the site level, we have safety committees and safety scorecards to share best practices between sites. CECO’s foundational commitment to safety is demonstrated by our world-class recordable and loss time rates. We currently share scorecard information monthly with our team members to foster visibility, accountability and commitment across our workplace, communicating and celebrating successful results across the enterprise. In addition to lagging indicators, such as injury performance, the scorecards highlight leading indicators such as safety observations and near-misses, as well as other proactive actions taken at each site to ensure worker safety. For the year ended December 31, 2023, CECO’s domestic Total Recordable Incident Rate (“TRIR”) was 1.5% as compared to our benchmark industry average TRIR of 4.3%.

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

As part of our efforts to expand CECO’s diverse workforce, we:

•
initiated and implemented recruitment efforts to attract and build a more diverse workforce, including expanding career opportunity postings on career websites to diverse job boards, as well as search engines that aggregate and display job openings by employers, including those dedicated to diverse candidates; and
•
are developing a comprehensive Diversity, Equity and Inclusive roadmap to align with our operational structure.

CECO’s commitment to expanding our diverse workforce and enhancing our inclusive culture is driven by our recognition that a workplace that is reflective of our global customer base establishes a firm foundation to drive creativity and innovation, which leads to problem solving, development, performance, and profitable business success.

We invest in programs and processes that develop our employees’ capabilities to ensure that we have the talent we need to execute our strategic business plans. Our Performance Management Program ensures that all leaders have clear priorities, and that their performance relative to these priorities is linked to their total rewards package. We conduct an annual code of conduct training that includes subject matter areas of: anti-corruption, discrimination, harassment, data privacy, appropriate use of company assets, protecting confidential information and how to report code violations. Each employee takes this annual training and follow up communications are conducted to ensure completion of the course by all employees. We also timely completed our mandated sexual harassment training courses with the specified employees.

We believe our management team has the experience necessary to effectively execute our strategy. Our platform leaders have significant industry experience and are supported by an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in our markets. For discussion of the risks related to attracting and retention of management and executive employees, refer to “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Executive Officers of CECO

The following are the executive officers of the Company as of February 26, 2024. All officers serve for a one year term and until their successors are elected and qualified.

Todd Gleason (53) has served as a director and Chief Executive Officer since July 2020, and is responsible for driving the company’s strategic vision and aligning the organization for optimal value creation. Prior to joining the Company, Mr. Gleason most recently served, from April 2015 to July 2020, as President and Chief Executive Officer of Scientific Analytics Inc., a predictive analytic technologies and services company. Prior to that position, Mr. Gleason served from June 2007 to March 2015 in a number of senior officer and executive positions for Pentair plc, a water treatment company. During his tenure with Pentair, Mr. Gleason served as Senior Vice President and Corporate Officer from January 2013 to March 2015, President, Integration and Standardization from January 2010 to January 2013, and Vice President, Global Growth and Investor Relations from June 2007 to January 2010. Before joining Pentair, Mr. Gleason served as Vice President, Strategy and Investor Relations for American Standard Companies Inc. (later renamed to Trane Inc. prior to its acquisition by Ingersoll-Rand Company Limited), a global, diversified manufacturing company, and in a number of different roles (including as Chief Financial Officer, Honeywell Process Solutions) at Honeywell International Inc., a diversified technology and manufacturing company. Mr. Gleason holds a Masters of Science degrees in Management and Public Policy from Carnegie Mellon University and a Bachelors of Arts in International Studies and History from Wesleyan University. Mr. Gleason currently serves on the board of directors of NSF, whose stated mission is to protect human and planet health through their leading test and measurement, consulting, training and certification and development of industry leading standards. Previously, Mr. Gleason served on the board of Faradyne, a strategic joint venture between Pentair and Xylem.

Peter Johansson (59) has served as SVP, Chief Financial and Strategy Officer since August 2022. From April 2020 to August 2022, Mr. Johansson had been an independent strategy and business development consultant and joined CECO as a consultant in October 2021. From June 2014 through March 2020, he was EVP, Strategy, Corporate Development & Marketing for Accudyne Industries, LLC (“Accudyne”), where he was responsible for the formulation and execution of growth, value creation, business development, product line, and M&A strategies, and deployment of a product-line based operating model for an industry-leading portfolio of industrial air and gas compressors, broad pump solutions, rotary mixers, and valves. Prior to joining Accudyne, Mr. Johansson led the corporate, product-line, and M&A growth strategy and implementation of a differentiated business line operating model for IDEX Corporation. He has also held senior business, strategic business development, commercial and engineering leadership roles with ITT Inc., Trane Technologies PLC, WABCO Holdings, Inc., and Honeywell International, Inc. and its predecessor AlliedSignal Inc. Mr. Johansson earned a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University of Dallas, Texas. He received his Master of Science degree in Mechanical Engineering from California State University at Fullerton, and his MBA from UCLA’s Anderson Graduate School of Management.

Lynn Watkins-Asiyanbi (49) has served as SVP, Chief Administrative and Legal Officer, and Corporate Secretary since August 2022. Prior to that, from June 2022 to August 2022, Ms. Watkins-Asiyanbi served as Senior Vice President, General Counsel and Corporate Secretary. From June 2016 to June 2022, Ms. Watkins-Asiyanbi served in various roles of increasing responsibility within John Bean Technologies Corporation (“JBTC”), a publicly traded global food processing machinery and airport equipment company, most recently as its Deputy General Counsel (2018-2022), Chief Ethics/Compliance Officer (2020-2022), Global DEI Council Chair (2021-2022) and prior to that as Associate General Counsel at JBTC (from 2016 to 2018). Ms. Watkins-Asiyanbi has also served as a part of the W.W. Grainger, U.S. Foods, Mars, Inc. and General Mills, Inc. legal teams during her career, in addition to her significant legal experience at DLA Piper and Baker and McKenzie, both global law firms. Ms. Watkins-Asiyanbi holds a joint Juris Doctor and Master of Business Administration from Northwestern University’s Pritzker School of Law and the Kellogg School of Management and a Bachelor’s degree in Chemical Engineering and Economics from the University of Wisconsin-Madison.

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

Our backlog was $370.9 million at December 31, 2023 and $311.7 million at December 31, 2022. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, resin, filtration media and equipment such as fans and motors. Materials, wages and subcontracting costs comprise the largest components of our total costs, and increases in the price of these items could materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation, steel and health care costs have risen steadily over the past few years and could represent an increasing burden for us. Although we try to contain these costs whenever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

All of the product and solution categories in which we compete are highly fragmented and competitive. We compete in industrial markets against a number of local, regional and national manufacturers and suppliers in each of our product or service lines. Our products primarily compete on the basis of performance, quality, reliability, lead time, on-time delivery, and safety supported by advanced engineering and operational excellence. We must also be responsive to any technological developments, including expanded use of data analytics, artificial intelligence, and machine learning, and related changing customer requirements. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Although we are not dependent on any one supplier, we are dependent on the ability of our third-party suppliers to supply our raw materials, as well as certain specific component parts and sub-assemblies. The third-party suppliers upon which we depend may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, loss of key personnel, health-related shutdowns, or other reasons. We cannot ensure that our third-party suppliers will dedicate sufficient resources to meet our scheduled delivery requirements or that our suppliers will have sufficient resources to satisfy our requirements during any period of sustained demand. Failure of suppliers to supply, or delays in supplying, our raw materials or certain components, or allocations in the supply of certain high demand raw components, for any reason, including, without limitation, disruptions in our suppliers’ due to cybersecurity incidents, terrorist activity, public health crises, fires or other natural disasters could materially adversely affect our operations and ability to meet our own delivery schedules on a timely and competitive basis. Additionally, our third-party suppliers may provide us with raw materials or component parts that fail to meet our expectations or the expectations of our customers, which could subject us to product liability claims, other claims and litigation.

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

We employ subcontractors at various locations around the world to meet our customers’ needs in a timely manner, meet local content requirements and reduce costs. Subcontractors generally perform the majority of our manufacturing for international customers. We also utilize subcontractors in North America. The use of subcontractors decreases our control over the performance of these functions and could result in project delays, escalated costs and substandard quality. These risks could adversely affect our profitability and business reputation. In addition, many of our competitors use the same subcontractors that we use and could potentially influence our ability to hire these subcontractors. If we were to lose relationships with key subcontractors, our business could be adversely impacted.

A significant portion of our accounts receivable are related to larger contracts, which increases our exposure to credit risk.

Significant portions of our sales are to customers who place large orders for custom products and whose activities are related to the power generation and oil and gas industries. As a result, our exposure to credit risk is affected to some degree by conditions within these industries and governmental and or political conditions. We frequently attempt to reduce our exposure to credit risk by requiring progress or milestone payments and letters of credit as well as closely monitoring the credit worthiness of our customers. However, the continuing economic climate and other unanticipated events that affect our customers could have a materially adverse impact on our operating results.

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

Given that approximately 33% of our 2023 revenues are outside the United States, we are subject to the impact of fluctuations in foreign currency exchange rates. Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies. Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations. Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial conditions.

If our goodwill or indefinite lived intangibles become impaired, we may be required to recognize charges that would adversely impact our results of operations.

As of December 31, 2023, goodwill and indefinite lived intangibles were $220.9 million, or 36.8%, of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which the goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations could adversely materially impact our results of operations.

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

We have $138.6 million of indebtedness as of December 31, 2023, and incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

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

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in oil and gas industries. In addition, we could face reductions in our creditworthiness or in the value of our assets securing loans. Our efforts to take these risks into account in making business decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

Risks Related to Human Capital Management

The loss of key personnel or inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees. If we are unable to attract and retain qualified employees, our business may be harmed.

Work stoppages or similar difficulties could significantly disrupt our operations.

As of December 31, 2023, approximately 200 of our approximately 1,200 employees are represented by international or independent labor unions under various union contracts, which, for our covered employees in the United States, expire between November 12, 2025 and May 1, 2026. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities, which may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

Regulatory Compliance and International Operations Risks

Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business could negatively impact our business, financial condition and profits.

We operate and do business in many countries in addition to the United States. For the year ended December 31, 2023, approximately 33% of our total revenue was derived from products or services ultimately delivered or provided to end users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include: (i) local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries; (ii) tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us; (iii) imposition of limitations on the remittance of dividends and payments by foreign subsidiaries; (iv) difficulties in enforcing agreements and collecting receivables through certain foreign local systems; (v) domestic and foreign customs, tariffs and quotas or other trade barriers; (vi) risk of nationalization of private enterprises by foreign governments; (vii) managing and obtaining support and distribution channels for overseas operations; (viii) hiring and retaining qualified management personnel for our overseas operations; and (ix) the results of new trade agreements and changes in membership to international coalitions or unions.

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

In addition, compliance with foreign and domestic legal and regulatory requirements, including import, export, defense regulations and foreign exchange controls and anti-corruption laws, as discussed below, such as the FCPA (as defined below), the U.K. Bribery

Act (as defined below), the European Union’s General Data Protection Regulations and similar laws of other jurisdictions, could adversely impact our ability to compete against companies in such jurisdictions. Moreover, the violation of such laws or regulations, by us or our representatives, could result in severe penalties including monetary fines, criminal proceedings and suspension of export privileges.

The occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition, results of operations and cash flows.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws worldwide.

The U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act of 2010 ("U.K. Bribery Act"), and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA, U.K. Bribery Act or other similar violations (either due to our own acts or due to the acts of others), we could be subject to civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and profits.

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

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2023, the sales price of our common stock on the NASDAQ ranged from $10.68 to $21.43 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

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

The timing, declaration, amount and payment of future dividends to our stockholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, as well as applicable legal or regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. We have not paid a cash dividend on our common stock in recent years and currently intend to retain future earnings, if any, to finance the operations, growth and development of our business into the foreseeable future.

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

Risks Related to Internal Control over Financial Reporting

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

As disclosed in Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K, we have material weaknesses in our control environment with regard to management’s review of revenue recognition for contracts and balance sheet reconciliations. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

To address these material weaknesses, we have developed a remediation plan that includes reinforcing the importance of adherence to Company policies regarding control performance and related documentation with control owners, strengthening existing training programs for control owners, and developing monitoring activities to validate the performance of controls by control owners. As of December 31, 2023, these remediation efforts are ongoing.

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

If we are not able to establish and maintain effective internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed. We can give no assurances that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, and processes are being integrated into the Company’s ERM program and based on recognized frameworks and industry standards, including the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of Company and customer systems, information, and products.

The Company has engaged third-party cybersecurity service providers and leverages leading technologies and expertise to monitor, maintain, and provide 24/7 managed detection and response capabilities for coordination, escalation and remediation of alerts associated with information technology systems utilized by the Company.

Risk Management and Strategy

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity program as necessary based on the information provided by these assessments, audits, and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, and third-party and independent reviews. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with the Company's Vice President of Information Technology (the "VP of IT").

The VP of IT reports to the Chief Financial and Strategy Officer and is the head of the Company’s cybersecurity team. Through ongoing communications, the VP of IT and the Executive Leadership Team, which includes our Chief Executive Officer, Chief Financial and Strategy Officer, and Chief Administrative and Legal Officer, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.

The VP of IT has served in various roles in information technology and information security for over 25 years, including leading the cybersecurity programs for three public companies. The VP of IT holds undergraduate and graduate degrees in business and has attained multiple cybersecurity certifications including Certified Information Security Manager.

Cybersecurity threats, including those as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For more information on our cybersecurity related risks, refer to "Part I, Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Item 2. Properties

The Company has 30 principal operating facilities across 12 states and nine countries. The Company’s executive offices are located in Dallas, Texas. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended to conduct business. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. It is anticipated that most leases coming due in the near future will be renewed at expiration. The property we own is subject to collateral mortgages to secure the amounts owed under the Credit Facility. Information on the number and location of principal operating facilities by segment was as follows as of December 31, 2023.

			Location of Facilities
Segment	Owned	Leased	States	Countries
Engineered Systems Segment	1	16	Arizona, California, Connecticut, Florida, New York, Ohio, Texas	United States, The Netherlands, Canada, India, United Arab Emirates, Singapore, United Kingdom, People's Republic of China, South Korea
Industrial Process Solutions Segment	1	10	California, Indiana, Michigan, North Carolina, Pennsylvania, Tennessee	United States, United Kingdom, The Netherlands, People's Republic of China
Corporate	—	2	Ohio, Texas	United States
	2	28

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

Performance Graph

The following graph sets forth the cumulative total return to CECO’s stockholders during the five years ended December 31, 2023, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. The following graph assumes $100 was invested on December 31, 2018, including the reinvestment of dividends, in each category.

Dividends

The timing, declaration, amount and payment of future dividends to our stockholders fall within the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations and capital requirements, as well as applicable legal or regulatory constraints, industry practice and other business considerations that our Board of Directors considers relevant. We have not paid a cash dividend on our common stock in recent years and currently intend to retain future earnings, if any, to finance the operations, growth and development of our business into the foreseeable future, or for other uses such as the continuation of our share repurchase program. Payment of dividends is also subject to the continuing compliance with our financial covenants under our Credit Facility.

Holders

The approximate number of registered stockholders of record of our common stock as of February 26, 2024 was 248, although there is a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of our equity securities for the quarter ended December 31, 2023.

	Issuer's Purchases of Equity Securities
Period (amounts in thousands, except per share data)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—	—	$13,000
November 1, 2023 - November 30, 2023	—	—	—	13,000
December 1, 2023 - December 31, 2023	—	—	—	13,000
Total	—	$—	—

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

Overview

Business Overview

CECO is a leading environmentally focused, diversified industrial company, serving the broad landscape of industrial air, industrial water and energy transition markets globally by providing innovative technology and application expertise. We help companies grow their business with safe, clean, and more efficient solutions that help protect people, the environment and industrial equipment. Our solutions improve air and water quality, optimize emissions management, and increase the energy and process efficiency for highly engineered applications in power generation, midstream and downstream hydrocarbon processing and transport, chemical processing, electric vehicle production, polysilicon fabrication, semiconductor and electronics production, battery production and recycling, specialty metals, aluminum and steel production, beverage can manufacturing, and industrial and produced water and wastewater treatment, and a wide range of other industrial end markets.

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

Market Pressures

The senior management team monitors and manages the Company’s ability to operate effectively as the result of market pressures. In particular, we are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Operations Overview

We operate our segments and the underlying platforms serving their respective niche end markets. Our platforms are structured to win in their target markets with a core focus on understanding customer needs and providing best-in-class solutions. Our business model provides scalable efficiencies enabling us to serve our customers with a variety of products that we typically classify into three categories: make-to-order, configure-to-order, and engineer-to-order. For our project-based platforms, we leverage third-party subcontract fabrication partners in a global network to execute for our customers world-wide. Our platforms are focused on sales, application engineering, product management, project management, and supply chain execution for our customers.

Our operations management team has distinct industry expertise coupled with strong leadership skills resulting in a customer-first mindset across the business. Our operations management team works closely with our Chief Executive Officer on global fulfillment strategies, operational excellence, resource allocation, and employee development.

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

In support of the segments, centralized teams provide back-office functions for scale, efficiency, and compliance. These key functions include: accounting, treasury, tax, payroll, human resources and total rewards management, legal, information technology, marketing, and internal control over financial reporting. We have excellent collaboration between our platforms and our centralized service teams ensuring optimal efficiency and alignment on growth and improvement initiatives.

Our reportable segments are:

•
Engineered Systems segment: Our Engineered Systems segment serves the power generation, hydrocarbon processing, water/wastewater treatment, oily water separation and treatment, marine and naval vessels, and midstream oil and gas sectors. We seek to address the global demand for environmental and equipment protection solutions with our highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation and filtration, and dampers and expansion joints.
•
Industrial Process Solutions segment: Our Industrial Process Solutions segment serves the broad industrial sector with solutions for air pollution and contamination control, fluid handling, and process filtration in applications such as aluminum beverage can production, automobile production, food and beverage processing, semiconductor fabrication, electronics production, steel and aluminum mill processing, wood manufacturing, desalination, and aquaculture markets. We assist customers in maintaining clean and safe operations for employees, reducing energy consumption, minimizing waste for customers, and meeting regulatory standards for toxic emissions, fumes, volatile organic compounds, and odor elimination through our platforms including duct fabrication and installation, industrial air, and fluid handling.

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

We break down costs of sales into five categories, as follows:

•
Subcontracts—Electrical work, concrete work, subcomponents and other subcontracts necessary to produce our products;
•
Labor—Our direct labor both in the shop and in the field;
•
Material—Raw materials that we buy to build our products;
•
Equipment—Fans, motors, control panels and other equipment necessary for turnkey systems; and
•
Factory overhead—Costs of facilities and supervision wages necessary to produce our products.

In general, subcontracts are the highest percentage of costs and also the most flexible followed by labor, material, and equipment. Due to the project nature and global orientation of several of our platforms, leveraging subcontract fabrication partners close to our customers increases our ability to meet customer delivery expectations at market competitive pricing. In periods where orders are infrequent, we do not have to maintain the fixed cost of a manufacturing plant. Across our various product lines, the relative relationships of these cost categories change and cause variations in gross margin percentage. Material and labor costs can increase quickly, which also reduces gross margin percentage. As material cost inflation occurs, the Company seeks to pass this cost onto our customers as price increases.

Selling and administrative expense principally includes sales and engineering payroll and related fringes, advertising and marketing expenditures as well as all corporate and administrative functions and other costs that support our operations. The majority of these expenses are fixed. An advantage of our operating model is that as revenue grows, we have significant operating leverage on our fixed selling and administrative cost structure.

Note Regarding Use of Non-GAAP Financial Measures

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These GAAP financial statements include certain charges the Company believes are not indicative of its core ongoing operational performance.

As a result, the Company provides financial information in this MD&A that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. The Company provides this supplemental non-GAAP financial information, because the Company’s management utilizes it to evaluate its ongoing financial performance and the Company believes it provides greater transparency to investors as supplemental information to its GAAP results.

The Company has provided the non-GAAP financial measures including non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income as a result of the adjustment for items that the Company believes are not indicative of its ongoing operations. These items include charges associated with the Company’s acquisitions, and the items described below in “Consolidated Results.” The Company believes that evaluation of its financial performance compared with prior and future periods can be enhanced by a presentation of results that exclude the impact of these items. The Company has incurred substantial expense and generated substantial income associated with acquisitions. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat these charges as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year ended December 31,
(dollars in millions)	2023	2022	2021
Net sales	$544.8	$422.6	$324.1
Cost of goods sold	373.8	294.4	223.2
Gross profit	$171.0	$128.2	$100.9
Percent of sales	31.4%	30.3%	31.1%
Selling and administrative expenses	$122.9	$93.4	$81.8
Percent of sales	22.6%	22.1%	25.2%
Amortization and earnout expenses	8.2	6.8	7.8
Acquisition and integration expenses	2.5	4.5	0.8
Executive transition expenses	1.5	1.2	—
Restructuring expenses	1.3	0.1	0.6
Operating income	$34.6	$22.2	$9.9
Percent of sales	6.4%	5.3%	3.1%
Other income (expense), net	$0.4	$6.9	$(2.2)
Interest expense	(13.4)	(5.4)	(3.0)
Income before income taxes	$21.5	$23.7	$4.7
Income tax expense	7.0	5.4	2.7
Net income	$14.5	$18.3	$2.0
Noncontrolling interest	(1.6)	(0.8)	(0.6)
Net income attributable to CECO Environmental Corp.	$12.9	$17.4	$1.4

Non-GAAP Measures

To compare operating performance between the years ended December 31, 2023, 2022 and 2021 the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, and earnout expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses, (4) executive transition expenses, including severance for the Company's former executives, fees and expenses incurred in the search, for and hiring, of new executives and (5) intangible asset impairment. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income to non-GAAP net income.

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Operating income as reported in accordance with GAAP	$34.6	$22.2	$9.9
Operating margin in accordance with GAAP	6.4%	5.3%	3.1%
Amortization and earnout expenses	8.2	6.8	7.8
Acquisition and integration expenses	2.5	4.5	0.8
Executive transition expenses	1.5	1.2	—
Restructuring expenses	1.3	0.1	0.6
Non-GAAP operating income	$48.1	$34.8	$19.1
Non-GAAP operating margin	8.8%	8.2%	5.9%

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Net income as reported in accordance with GAAP	$12.9	$17.4	$1.4
Amortization and earnout expenses	8.2	6.8	7.8
Acquisition and integration expenses	2.5	4.5	0.8
Executive transition expenses	1.5	1.2	—
Restructuring expenses	1.3	0.1	0.6
Foreign currency remeasurement	(1.0)	(1.3)	2.0
Tax (benefit) expense of adjustments	1.2	(2.8)	(2.8)
Non-GAAP net income	$26.6	$25.9	$9.8
Non-GAAP net income as a percentage of sales	4.9%	6.1%	3.0%

Comparison of the years ended December 31, 2023 and 2022

Consolidated net sales in 2023 were $544.8 million compared with $422.6 million in 2022, an increase of $122.2 million or 28.9%. The increase was led by increases of $88.2 million in our separation, filtration and industrial water businesses and $21.2 million in our thermal acoustics technologies. Approximately 58.2%, or $71.1 million, of the increase in net sales is attributable to organic revenue growth, defined as revenue recorded subsequent to the twelve-month period post-acquisition date, while $51.1 million is attributable to acquisitions that have occurred during the preceding twelve-month period.

Gross profit increased by $42.8 million, or 33.4%, to $171.0 million in 2023 compared with $128.2 million in 2022. The increase in gross profit was primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales increased to 31.4% in 2023 compared with 30.3% in 2022 due to higher project margin mix executed during the year and price increases. We continue to experience shortages of raw materials and inflationary pressures for certain materials and labor. We have secured additional raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions, such as implementing price increases and applying material surcharges, we cannot guarantee that we can continue to do so in the future. In this event, our business, results and financial condition could be adversely affected.

Orders booked were $582.8 million in 2023 compared with $526.6 million in 2022. This $56.2 million increase is primarily attributable to recent acquisitions.

Selling and administrative expenses were $122.9 million in 2023 compared with $93.4 million in 2022. The increase is primarily attributed to acquisitions during 2023, as well as increased investment to support our revenue growth and increased backlog. Selling and administrative expenses as a percentage of sales were flat, with 22.6% in 2023 compared with 22.1% in 2022.

Amortization and earnout expenses were $8.2 million in 2023 and $6.8 million in 2022. The increase in expense is attributable to an increase of $0.9 million in definite lived asset amortization due to recent acquisitions and $0.5 million in earnout expense. See Note 7 to the Consolidated Financial Statements for further discussion on earnout expenses.

Acquisitions and integration expenses related to various merger and acquisition diligence activities, which include legal, accounting and banking expenses, were $2.5 million in 2023, as compared with $4.5 million in 2022. The decrease is due to the timing of acquisition activity. See Note 14 to the Consolidated Financial Statements for further discussion on recent acquisitions.

Executive transition expenses were $1.5 million in 2023 compared to $1.2 million in 2022. These expenses related to fees and other expenses incurred in the search for and hiring of new executives, specifically the Chief Administrative and Legal Officer and Chief Finance and Strategy Officer for 2022 and Chief Operating Officer and Chief Accounting Officer for 2023.

Restructuring expenses were $1.4 million in 2023 compared to $0.1 million in 2022. These expenses related to severance, facility exits, and associated legal expenses, primarily as it relates to the exit of certain operations in China at the end of 2023.

Operating income for 2023 was $34.6 million, an increase of $12.4 million from $22.2 million in 2022. Operating income as a percentage of sales for 2023 was 6.4% compared with 5.3% for 2022. The increase in operating income is primarily attributable to increases in net organic sales and gaining operating leverage.

Non-GAAP operating income was $48.1 million in 2023 and $34.8 million in 2022. The increase in non-GAAP operating income is primarily attributable to the increase in net organic sales and improved operating leverage. Non-GAAP operating income as a percentage of sales for 2023 was 8.8% compared with 8.2% for 2022.

Other income for 2023 was $0.4 million compared to $6.9 million in 2022. The decrease in other income was primarily attributable to net foreign currency transaction losses in the current year based on changes in exchange rates at our foreign subsidiaries.

Interest expense increased to $13.4 million in 2023 from $5.4 million in 2022. The increase in interest expense is primarily due to higher interest rates and increased debt balances to fund acquisitions.

Income tax expense was $7.0 million and $5.4 million in 2023 and 2022, respectively. The effective tax rate for 2023 was 32.6% compared with 22.9% in 2022. Income tax expense and the effective tax rate for 2023 were affected by changes in valuation allowances, and the net impact of global intangible low-taxed income ("GILTI") and foreign-derived intangible income ("FDII"), as well as certain permanent differences including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Comparison of the years ended December 31, 2022 and 2021

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our consolidated results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and end markets that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through the “Income from operations” line on the Consolidated Statements of Income. The amounts presented in the Net Sales table below and in the following comments regarding our net sales at the reportable business segment level exclude both intra-segment and inter-segment net sales. The Income from Operations table and corresponding comments regarding operating income at the reportable segment level include both intra-segment and inter-segment operating income.

	2023	2022	2021
Net Sales (less intra-, inter-segment sales)
(table only in thousands)
Engineered Systems Segment	$380,108	$263,224	$186,926
Industrial Process Solutions Segment	164,737	159,403	137,214
Total net sales	$544,845	$422,627	$324,140

	2023	2022	2021
Income from Operations
(table only in thousands)
Engineered Systems segment	$59,846	$36,200	$25,770
Industrial Process Solutions segment	21,630	22,705	15,054
Corporate and Other (1)	(46,907)	(36,744)	(30,967)
Total income from operations	$34,569	$22,161	$9,857
(1)
Includes corporate compensation, professional services, information technology, and other general, administrative corporate expenses. This figure excludes earnout expenses / income, which are recorded in the segment in which the expense / income occurs.

Comparison of the years ended December 31, 2023 and 2022

Engineered Systems segment

Our Engineered Systems segment net sales increased $116.9 million to $380.1 million in 2023 compared with $263.2 million in 2022, an increase of 44.4%. The increase is broad-based, led by increases of $88.2 million in our separation, filtration and industrial water businesses and $21.2 million in our thermal acoustics technologies. Approximately 56.6%, or $66.2 million, of the increase in net sales is attributable to organic revenue growth, while $50.7 million is attributable to acquisitions that have occurred during the preceding twelve-month period.

Operating income for the Engineered Systems segment increased $23.6 million to $59.8 million for 2023 compared with $36.2 million in 2022, an increase of 65.2%. The increase in operating income in primarily attributable to higher gross profit related to increased sales.

Industrial Process Solutions segment

Our Industrial Process Solutions segment net sales increased $5.3 million to $164.7 million in 2023 compared with $159.4 million in 2022, an increase of 3.3%. The increase is primarily attributable to an increase of $4.7 million in our duct fabrication and installation businesses. Approximately 62.3%, or $3.3 million, of the increase in net sales is attributable to organic revenue growth, while $2.0 million is attributable to acquisitions that have occurred during the preceding twelve-month period.

Operating income was $21.6 million in 2023 compared with $22.7 million in 2022. The decrease is primarily attributable to $1.0 million of restructuring expenses incurred in 2023.

Corporate and Other segment

Operating expense for the Corporate and Other segment increased $10.2 million to $46.9 million for 2023 compared with $36.7 million for 2022. The increase is primarily attributable to inflationary increases in wages and services, as well as increased headcount in order to support our revenue growth.

Comparison of the years ended December 31, 2022 and 2021

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of business segment results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

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

At December 31, 2023, the Company had working capital of $78.3 million, compared with $94.0 million at December 31, 2022. The ratio of current assets to current liabilities was 1.39 to 1.00 at December 31, 2023 as compared with a ratio of 1.64 to 1.00 at December 31, 2022.

At December 31, 2023 and 2022, cash and cash equivalents totaled $54.8 million and $45.5 million, respectively. As of December 31, 2023 and 2022, $38.5 million and $31.7 million, respectively, of our cash and cash equivalents were held by non-U.S. subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

	December 31,
(table only in thousands)	2023	2022

Outstanding borrowings under Credit Facility
   Term loan payable in quarterly principal installments of $550 through September 2023,
   $825 through September 2025 and $1,100 thereafter with balance due upon maturity in
   December 2026.

– Term loan	$112,424	$41,309
– Revolving Credit Loan	17,300	61,300
Total outstanding borrowings under the Credit Facility	129,724	102,609
Outstanding borrowings under the joint venture term debt	8,855	10,083
Unamortized debt discount	(1,296)	(1,488)
Total outstanding borrowings	137,283	111,204
Less: current portion	(10,488)	(3,579)
Total debt, less current portion	$126,795	$107,625

In 2023, the Company made repayments of $44.0 million on the revolving credit line and $1.2 million on the joint venture term debt, with net borrowings of $71.1 million on the term loan.

Credit Facility

The Company's outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the "Credit Facility").

On October 30, 2023, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement. Pursuant to this amendment, the lenders provided an additional term loan in the aggregate principal amount of $75.0 million.

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

As of December 31, 2023 and 2022, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

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

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
	2023	2022
(dollars in millions)
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(17.3)	(61.3)
Letters of credit open	(13.3)	(18.9)
Total unused credit availability	$109.4	$59.8
Amount available based on borrowing limitations	$99.8	$59.8

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2023	2022	2021
Total operating cash flow provided by operating activities	$44,647	$29,649	$13,298
Net cash used in investing activities	(56,486)	(48,257)	(2,083)
Net cash provided by (used in) financing activities	21,144	38,176	(15,556)
Effect of exchange rate changes on cash and cash equivalents	(442)	(4,978)	(1,475)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,863	$14,590	$(5,816)

Operating Activities

In 2023, $44.6 million of cash was provided by operating activities compared with $29.6 million provided by operating activities in 2022, an increase of $15.0 million. Cash flow from operating activities in 2023 had a favorable impact year-over-year primarily due to changes in net working capital.

In 2022, $29.6 million of cash was provided by operating activities compared with $13.2 million in 2021, an increase of $16.4 million. Cash flow from operating activities in 2022 had a favorable impact year-over-year primarily due to increases in net earnings, partially offset by increases in net working capital.

Investing Activities

In 2023, $56.5 million of cash was used in investing activities, which consisted of $48.1 for current year acquisitions and $8.4 million for acquisition of property and equipment.

In 2022, $48.3 million of cash was used in investing activities, which consisted of $44.9 for current year acquisitions and $3.4 million for acquisition of property and equipment.

Financing Activities

Financing activities in 2023 provided cash of $21.1 million, which consisted primarily of $27.1 million of net borrowings under the Credit Facility, used to finance current year acquisitions, as well as $1.4 million of proceeds from employee stock purchase plan and exercise of stock options. This was partially offset by $2.1 million of earnout payments, $1.7 million in distributions to non-controlling interest, $1.2 million of deferred consideration for acquisitions, $0.9 million in payments on our capital leases, and $0.4 million of financing fees.

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

We are party to many contractual obligations involving commitments to make payments to third parties, and such commitments require a material amount of cash. The following table summarizes the Company’s material cash requirements from known contractual obligations as of December 31, 2023:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan Debt, including joint venture debt	$121,279	$10,488	$107,023	$3,768	$—
Revolving Credit Loan	17,300	—	17,300	—	—
Interest expense (estimated)	26,825	11,154	15,344	328	—
Purchase obligations (1)	109,957	109,957	—	—	—
Operating lease obligations	16,938	4,363	6,372	2,723	3,480
Capital lease obligations	6,409	925	1,905	1,983	1,596
Liabilities related to acquisitions (2)	3,700	1,115	2,585	—	—
Totals	$302,408	$138,001	$150,529	$8,802	$5,076

(1)
Primarily consists of purchase obligations for costs associated with uncompleted sales contracts.
(2)
Includes notes payable and expected earnout liability.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with GAAP. Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. Critical accounting estimates or assumptions are those where the nature of the estimates or assumptions is material given the level of subjectivity and judgment necessary to account for uncertain matters, and the potential impact of the estimates and assumptions on financial condition or operating performance is material. We consider the estimates discussed below to be critical to the understanding of our financial statements. Actual results may differ from our estimates and assumptions, and any such differences could be material to our consolidated financial statements.

Revenue Recognition

A substantial portion of our revenue is derived from fixed-price contracts. We account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We recognize revenue as performance obligations are satisfied. A significant amount of our revenue is recognized over a period of time as we perform under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For these contracts, the cost-to-cost measure best depicts the continuous transfer of goods or services to the customer.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2023, 2022 and 2021.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value using the first-in, first-out inventory costing method. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to our forecasts could require a change in the provision for excess or obsolete inventory.

Long-lived assets

Property, plant and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If such events or changes in circumstances occur, our impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of our assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. We also review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

Additionally, we review the remaining useful lives of assets to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long-lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is depreciated/amortized prospectively over that revised remaining useful life.

We complete an impairment assessment of the Company's indefinite life intangible assets on an annual basis, or more often as circumstances require. As a part of its annual assessment, we first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset is more likely than not greater than its carrying value, we do not need to proceed to the quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

During 2023, 2022, and 2021, our annual impairment test indicated no impairment of our indefinite-lived tradenames. Accordingly, we recognized no impairment charges in our financial results for the years ended December 31, 2023, 2022, and 2021. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

Goodwill

We complete a goodwill impairment assessment on an annual basis as of October 1, or more often as circumstances require, on a reporting unit level, at or below the operating segment level. As a part of the annual assessment, we first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than

50 percent) that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, we do not need to quantitatively test for goodwill impairment for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded.

We base our measurement of the fair value of a reporting unit using a 50/50 weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue, projected operational profit and terminal growth rates are significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital is a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The market method is based on financial multiples of comparable companies and applies a control premium. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on the analysis, the resultant estimated fair value of all of the reporting units exceeded their carrying value as of December 31, 2023. For additional information on goodwill impairment testing results, see Note 6 to the Consolidated Financial Statements.

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

Management must assess the need to accrue or disclose uncertain tax positions for proposed potential adjustments from various federal, state and foreign tax authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many foreign jurisdictions. The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We record the related interest expense and penalties, if any, as tax expense in the tax provision.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2023 was $138.6 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2023. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at December 31, 2023 is $1.2 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, United Kingdom, Singapore, India, United Arab Emirates and South Korea. In the past, we have not hedged our foreign currency exposure. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction gains (losses) included in “Other income (expense), net” line of the Consolidated Statements of Income were $1.2 million, $6.3 million, and $(3.1) million in 2023, 2022, and 2021, respectively.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2023, 2022 and 2021 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial and Strategy Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial and Strategy Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Strategy Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2023, as a result of the material weaknesses in our internal control over financial reporting discussed below, which are currently being remediated.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation and accuracy of the financial statements and other information included in this report. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial and Strategy Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2023, its internal control over financial reporting was not effective based on the Framework, as a result of the material weaknesses in our internal control over financial reporting discussed below.

Notwithstanding these material weaknesses, management believes that the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses in Internal Control over Financial Reporting

Revenue Recognition

As previously reported, we identified a material weakness in internal control over financial reporting relating to management’s review of its revenue recognition for contracts recognized over time isolated to our Engineered Systems segment. Specifically, management did not retain appropriate documentation supporting the review of over time revenue recognition for customer contracts within the Engineered Systems segment.

Balance Sheet Reconciliations

As previously reported, we identified a material weakness in internal control over financial reporting relating to management’s review of balance sheet reconciliations for certain divisions within our Engineered Systems segment. Specifically, management did not review the reconciliations prepared for balance sheet accounts for certain divisions within the Engineered Systems segment as required by Company policy.

These material weaknesses did not result in any material misstatement in our interim or audited financial statements or disclosures, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Remediation Efforts to Address Material Weaknesses

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the material weaknesses in internal control over financial reporting, including reinforcing the importance of adherence to Company policies regarding control performance and related documentation with control owners, strengthening existing training programs for control owners, and developing monitoring activities to validate the performance of controls by control owners. As of December 31, 2023, management has reinforced policies through training sessions as well as ongoing communications, and implemented incremental monitoring activities, but remediation efforts are ongoing.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company’s processes, procedures and controls related to management’s review of over time revenue recognition and balance sheet reconciliations and will address the related material weaknesses. However, the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our independent registered public accounting firm has issued their attestation report on our internal control over financial reporting. The report is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

Except as noted above with respect to our ongoing remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp.

Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited CECO Environmental Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, shareholders’ equity and accumulated other comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 5, 2024, expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s review of its revenue recognition for contracts recognized over time in the Engineered Systems segment and review of balance sheet reconciliations have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 5, 2024 on those financial statements.

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

/s/ BDO USA, P.C.

Cincinnati, Ohio

March 5, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Plans

(b)

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2023 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of CECO.”

Item 11. Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2023	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2007 Equity Incentive Plan [1]	30,600	$12.10	—
2017 Equity and Incentive Plan [2]	188,207	$—	—
2021 Equity and Incentive Plan [3]	1,107,794	$—	1,597,135
2020 Employee Stock Purchase Plan [4]	—	$—	1,180,156
Equity compensation plans not approved by security holders [5]	1,238,691	$10.85	—
Total	2,565,292		2,777,291

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

Exhibit Number

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

^10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)

^10.2

Nonqualified Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.3

Nonqualified Premium Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.4

Restricted Stock Units Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.5

Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

^10.6

Form of Incentive Stock Option Agreement under the Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

^10.7

Form of Non-Statutory Stock Option Agreement under the Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

^10.8

CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-218030) filed on May 16, 2017)

^10.9

Form of Incentive Stock Option Agreement under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.10

Form of Nonqualified Stock Option Agreement under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.11

Form of Restricted Stock Units Agreement for Directors under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.12

Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.13	CECO Environmental Corp. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2020)

^10.14	CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2021)

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

^10.17	CECO Environmental Corp. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

†10.18

Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among the Company and certain of its subsidiaries, the Lenders party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2019)

†10.19

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of October 30,2020, among the Company and certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

†10.20

Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of December 17, 2021, among the Company and certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

†10.21

Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 20, 2023, among the Company and certain of its subsidiaries, the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)

*†10.22	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of October 30, 2023, among the Company and certain of its subsidiaries, the lenders party thereto and Bank of America, N.A

^10.23

Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

^10.24

Form of Restricted Stock Units Agreement for Directors under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

^10.25

Separation Agreement, dated as of August 21, 2023, by and between CECO Environmental Corp. and Ramesh Nuggihalli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the SEC on November 7, 2023)

^10.26

Separation Agreement, dated as of September 1, 2023, by and between CECO Environmental Corp. and Paul Gohr (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the SEC on November 7, 2023)

^10.27

Equity Award Agreement between the Company and Peter Johansson, dated September 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)

^10.28

Equity Award Agreement between the Company and Joycelynn Watkins-Asiyanbi, dated September 29, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)

^10.29	Letter agreement with Todd Gleason, dated July 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

^10.30

Equity Award agreement between the Company and Todd Gleason, dated July 5, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

^10.31

CECO Environmental Corp. Executive Change in Control and Severance Plan, as amended and restated July 6, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

*†^10.32	Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan, revised March 2024

*^10.33	Form of Performance-Based Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan, revised March 2024

*^10.34	Form of Nonqualified Stock Option Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan

*21.1	Subsidiaries of the Company

*23.1	Consent of BDO USA, P.C.

*31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

*31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

*32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

*32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

97.1	CECO Environmental Corp. Compensation Recovery Policy

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
March 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ TODD GLEASON	March 5, 2024
Todd Gleason Chief Executive Officer and Director

Principal Financial Officer:

/S/ PETER JOHANSSON	March 5, 2024
Peter Johansson Chief Financial and Strategy Officer

Principal Accounting Officer:

/S/ KIRIL KOVACHEV	March 5, 2024
Kiril Kovachev Chief Accounting Officer
Directors:

/S/ JASON DEZWIREK	March 5, 2024
Jason DeZwirek Chairman of the Board and Director

/S/ ROBERT E. KNOWLING JR	March 5, 2024
Robert E. Knowling Jr. Director

/S/ CLAUDIO A. MANNARINO	March 5, 2024
Claudio A. Mannarino Director

/S/ MUNISH NANDA	March 5, 2024
Munish Nanda Director

/S/ VALERIE GENTILE SACHS	March 5, 2024
Valerie Gentile Sachs Director

/S/ LAURIE A. SIEGEL	March 5, 2024
Laurie A. Siegel Director

/S/ RICHARD F. WALLMAN	March 5, 2024
Richard F. Wallman Director

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp.

Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, shareholders’ equity and accumulated other comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2024 expressed an adverse opinion thereon.

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

Over Time Revenue Recognition Using the Cost-to-Cost Measure

As described in Notes 1 and 15 to the Company’s consolidated financial statements, the Company derives a significant portion of its revenues from fixed-price contracts within the Engineered Systems and Industrial Process Solutions segments. The revenue for such contracts is recognized over a period of time based on the extent of progress towards completion of the performance obligation, which is measured based on the ratio of costs incurred to date to total estimated costs to complete the performance obligation. Changes in these estimates can have a material impact on the amount of revenue recognized each period.

We identified the accuracy of revenue recognized over time for open contracts as a critical audit matter. The determination of estimated cost and progress to completion requires management to make significant estimates and assumptions, which includes an analysis of total estimated labor, material and subcontract costs, historical experience, current performance to date and the conditions to complete each contract. This analysis requires significant management judgment, which affects the amount of revenue recognized by the Company. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence available and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of internal controls, for the Industrial Process Solutions segment related to the determination of estimated costs to complete a project, including the monthly review of open over time projects and review of estimated cost calculations to complete open projects. These controls include the review of the reasonableness of the assumptions used and the appropriateness of methodologies used to determine costs to complete.
•
Testing the completeness, existence, and accuracy of estimated cost and progress to completion calculations for a sample of open contracts by validating the underlying project data and assumptions used as inputs through the inspection of relevant source documents including contracts, project plans or budgets and activity reports, invoices of costs incurred to date, results of recent similar historical projects, other third-party subcontractor support, inquiry of project managers, and confirmations.
•
Evaluating management's ability to estimate cost and progress to completion by performing a retrospective review on a sample basis of estimated project costs to actual project costs for completed contracts and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2008.

Cincinnati, Ohio

March 5, 2024

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$54,779	$45,522
Restricted cash	669	1,063
Accounts receivable, net of allowances of $6,460 and $4,220	112,733	83,086
Costs and estimated earnings in excess of billings on uncompleted contracts	66,574	71,016
Inventories, net	34,089	26,526
Prepaid expenses and other current assets	11,769	12,174
Prepaid income taxes	824	1,271
Total current assets	281,437	240,658
Property, plant and equipment, net	26,237	20,828
Right-of-use assets from operating leases	16,256	11,373
Goodwill	211,326	183,197
Intangible assets – finite life, net	50,461	35,251
Intangible assets – indefinite life	9,570	9,508
Deferred income taxes	304	829
Deferred charges and other assets	4,700	3,077
Total assets	$600,291	$504,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$10,488	$3,579
Accounts payable	87,691	73,407
Accrued expenses	44,301	33,791
Billings in excess of costs and estimated earnings on uncompleted contracts	56,899	32,716
Notes payable	2,500	—
Income taxes payable	1,227	3,207
Total current liabilities	203,106	146,700
Other liabilities	12,644	15,129
Debt, less current portion	126,795	107,625
Deferred income tax liability, net	8,838	8,666
Operating lease liabilities	11,417	8,453
Total liabilities	362,800	286,573
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,835,293 and 34,381,668 shares issued and outstanding at December 31, 2023 and 2022, respectively	348	344
Capital in excess of par value	254,956	250,174
Accumulated loss	(6,387)	(19,298)
Accumulated other comprehensive loss	(16,274)	(17,996)
Total CECO shareholders’ equity	232,643	213,224
Noncontrolling interest	4,848	4,924
Total shareholders' equity	237,491	218,148
Total liabilities and shareholders’ equity	$600,291	$504,721

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except share and per share data)	2023	2022	2021
Net sales	$544,845	$422,627	$324,140
Cost of sales	373,829	294,402	223,218
Gross profit	171,016	128,225	100,922
Selling and administrative expenses	122,944	93,473	81,797
Amortization and earnout expenses	8,180	6,809	7,789
Acquisition and integration expenses	2,508	4,546	818
Executive transition expenses	1,465	1,161	29
Restructuring expenses	1,350	75	632
Income from operations	34,569	22,161	9,857
Other income (expense), net	372	6,947	(2,231)
Interest expense	(13,416)	(5,419)	(2,952)
Income before income taxes	21,525	23,689	4,674
Income tax expense	7,024	5,426	2,691
Net income	14,501	18,263	1,983
Noncontrolling interest	(1,590)	(846)	(557)
Net income attributable to CECO Environmental Corp.	$12,911	$17,417	$1,426
Income per share:
Basic	$0.37	$0.50	$0.04
Diluted	$0.37	$0.50	$0.04
Weighted average number of common shares outstanding:
Basic	34,665,473	34,672,007	35,345,785
Diluted	35,334,090	35,005,159	35,594,779

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Net income	$14,501	$18,263	$1,983
Other comprehensive income, net of tax:
Translation gain (loss)	497	(5,635)	(538)
Minimum pension liability adjustment	1,225	(291)	2,964
Comprehensive income	$16,223	$12,337	$4,409

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		Other				Total
	Common Stock		excess of	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	par value	Loss	Loss	Shares	Amount	Interest	Equity
Balance January 1, 2021	35,505	$355	$255,296	$(38,141)	$(14,496)	(138)	$(356)	$953	$203,611
Net income for the year ended December 31, 2021	-	-	-	1,426	-	-	-	557	1,983
Exercise of stock options	2	-	13	-	-	-	-	-	13
Restricted stock units issued	263	3	(517)	-	-	-	-	-	(514)
Share-based compensation earned	39	-	3,558	-	-	-	-	-	3,558
Common stock repurchase and retirement (See Note 9)	(781)	(8)	(5,361)	-	-	138	356	-	(5,013)
Adjustment for minimum pension liability, net of tax of $866	-	-	-	-	2,964	-	-	-	2,964
Translation loss	-	-	-	-	(538)	-	-	-	(538)
Noncontrolling interest distribution	-	-	-	-	-	-	-	(107)	(107)
Balance December 31, 2021	35,028	$350	$252,989	$(36,715)	$(12,070)	-	$-	$1,403	$205,957
Net income for the year ended December 31, 2022	-	-	-	17,417	-	-	-	846	18,263
Exercise of stock options	43	-	377	-	-	-	-	-	377
Restricted stock units issued	286	3	(443)	-	-	-	-	-	(440)
Share-based compensation earned	57	1	4,261	-	-	-	-	-	4,262
Common stock repurchase and retirement (See Note 9)	(1,032)	(10)	(7,010)	-	-	-	-	-	(7,020)
Adjustment for minimum pension liability, net of tax of $97	-	-	-	-	(291)	-	-	-	(291)
Translation loss	-	-	-	-	(5,635)	-	-	-	(5,635)
Noncontrolling interest distribution	-	-	-	-	-	-	-	(1,425)	(1,425)
Fair value of noncontrolling interest equity issued (See Note 14)	-	-	-	-	-	-	-	4,100	4,100
Balance December 31, 2022	34,382	$344	$250,174	$(19,298)	$(17,996)	-	$-	$4,924	$218,148
Net income for the year ended December 31, 2023	-	-	-	12,911	-	-	-	1,590	14,501
Exercise of stock options	101	1	1,209	-	-	-	-	-	1,210
Restricted stock units issued	328	3	(1,189)	-	-	-	-	-	(1,186)
Share-based compensation earned	24	-	4,762	-	-	-	-	-	4,762
Adjustment for minimum pension liability, net of tax of $619	-	-	-	-	1,225	-	-	-	1,225
Translation gain	-	-	-	-	497	-	-	-	497
Noncontrolling interest distribution	-	-	-	-	-	-	-	(1,666)	(1,666)
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	-	$-	$4,848	$237,491

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

ACCUMULATED OTHER COMPREHENSIVE LOSS

(dollars in thousands)	Translation loss	Minimum pension liability adjustment	Accumulated other comprehensive loss
Balance January 1, 2021	$(5,820)	$(8,676)	$(14,496)
2021 activity	(538)	2,964	2,426
Balance December 31, 2021	(6,358)	(5,712)	(12,070)
2022 activity	(5,635)	(291)	(5,926)
Balance December 31, 2022	(11,993)	(6,003)	(17,996)
2023 activity	497	1,225	1,722
Balance December 31, 2023	$(11,496)	$(4,778)	$(16,274)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$14,501	$18,263	$1,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,507	10,614	9,853
Unrealized foreign currency (gain) loss	(1,041)	(1,284)	2,047
Fair value adjustments to earnout liabilities	296	(229)	704
Earnout payments	—	(1,007)	(587)
Loss (gain) on sale of property and equipment	110	10	(83)
Amortization of debt discount	427	371	404
Share-based compensation expense	4,533	3,895	3,335
Bad debt expense	1,593	1,340	688
Inventory reserve expense	1,099	140	82
Deferred income tax (benefit) expense	(118)	(39)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(26,851)	(6,751)	(13,165)
Cost and estimated earnings of billings on uncompleted contracts	5,040	(16,851)	(7,007)
Inventories	(6,896)	(6,023)	(203)
Prepaid expenses and other current assets	1,196	37	5,911
Deferred charges and other assets	(1,420)	2,478	300
Accounts payable	13,852	19,843	806
Accrued expenses	8,340	2,693	(366)
Billings in excess of costs and estimated earnings on uncompleted contracts	21,575	4,405	8,431
Income taxes payable	(1,976)	1,424	1,047
Other liabilities	(2,120)	(3,680)	(882)
Net cash provided by operating activities	44,647	29,649	13,298
Cash flows from investing activities:
Acquisitions of property and equipment	(8,384)	(3,376)	(2,616)
Net proceeds from sale of assets	—	19	533
Cash paid for acquisitions, net of cash acquired	(48,102)	(44,900)	—
Net cash used in investing activities	(56,486)	(48,257)	(2,083)
Cash flows from financing activities:
Borrowings on revolving credit lines	106,600	75,200	51,400
Repayments on revolving credit lines	(150,600)	(35,900)	(57,100)
Borrowings of long-term debt	75,000	11,000	—
Repayments of long-term debt	(4,985)	(3,120)	(2,738)
Repayments of notes payable	—	(500)	—
Deferred financing fees paid	(363)	(130)	(801)
Deferred consideration paid for acquisitions	(1,247)	—	—
Payments on capital leases and sale-leaseback financing liability	(907)	(600)	(603)
Earnout payments	(2,123)	—	(823)
Proceeds from employee stock purchase plan and exercise of stock options	1,435	671	230
Distributions to non-controlling interest	(1,666)	(1,425)	(107)
Common stock repurchases	—	(7,020)	(5,014)
Net cash provided by (used in) financing activities	21,144	38,176	(15,556)
Effect of exchange rate changes on cash and cash equivalents	(442)	(4,978)	(1,475)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,863	14,590	(5,816)
Cash, cash equivalents and restricted cash at beginning of year	46,585	31,995	37,811
Cash, cash equivalents and restricted cash at end of year	$55,448	$46,585	$31,995
Cash paid (received) during the period for:
Interest	$12,098	$5,007	$2,146
Income taxes	$9,916	$5,378	$(2,570)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023, 2022 and 2021

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

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in the financial statements relate to and include, but are not limited to, the estimates of contracts' progress to completion used in the recognition of revenue over time, inventory valuation, the estimated useful lives of fixed assets and intangible assets, fair values of long-lived assets and goodwill, and deferred tax assets.

Cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2023 and 2022, Restricted Cash is cash in support of letters of credit issued by various foreign subsidiaries of the Company. The Company occasionally enters into letters of credit with durations in excess of one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows.

	December 31,
	2023	2022
Cash and cash equivalents	$54,779	$45,522
Restricted cash	669	1,063
Total cash, cash equivalents and restricted cash	$55,448	$46,585

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

The Company completes an impairment assessment annually as of October 1 of its indefinite life intangible assets, or more often as circumstances require. As a part of its annual assessment, typically, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not, as defined as a likelihood of more than 50 percent, that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset is more likely than not greater than its carrying value, the Company does not need to proceed to the quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

Goodwill—The Company completes an impairment assessment annually as of October 1, or more often as circumstances require, of its goodwill on a reporting unit level, at or below the operating segment level. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not, defined as a likelihood of more than 50 percent, that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, the Company does not need to quantitatively test for goodwill impairment for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded.

Deferred financing costs—Deferred financing costs are amortized to interest expense over the life of the related loan. In fiscal 2021, the Company entered into Amendment No.2 to the Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amended the Company’s existing Amendment No. 1 to Second Amended and Restated Agreement. In connection with the Credit Facility, the Company incurred $0.8 million in customary closing fees in 2021 that were capitalized and classified as a debt discount (see Note 8 for further details on the Credit Facility). In fiscal 2023, the Company entered into Amendment No.4 to the to the Second Amended and Restated Credit Agreement. In connection with this amendment, the Company incurred $0.4 million in customary closing fees in the fourth quarter of 2023 that were capitalized and classified as a debt discount (see Note 8). Amortization expense was $0.4 million, $0.4 million and $0.4 million for 2023, 2022 and 2021, respectively. As of December 31, 2023, and 2022, remaining capitalized deferred financing costs of $1.3 million and $1.5 million, respectively, are included as a discount to debt in the accompanying Consolidated Balance Sheets.

Revenue recognition—A significant portion of the Company's revenue is derived from fixed-price contracts. The Company accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

For each contract, the Company assesses the goods and services promised to a customer and identifies a performance obligation for each distinct promised good or service. The typical life of contracts is generally less than 12 months and each contract generally contains only one performance obligation, to provide goods or services to the customer. The Company determines the transaction price for each contract based on the consideration the Company expects to receive for the products or services being provided under the contract.

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the products and services. A significant amount of the Company's revenue is recognized over a period of time as the Company performs under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For these contracts, the cost-to-cost measure best depicts the continuous transfer of goods or services to the customer. Annual revenue recognized over a period of time is approximately 70% of total revenue for the years ended December 31, 2023, 2022, and 2021.

For contracts where the duration is short, total contract revenue is insignificant, or control does not continuously transfer to the customer, revenues are recognized at the point in time control passes to the customer, which occurs generally upon shipment of product. Annual revenue recognized at a point in time is approximately 30% of total revenue for the years ended December 31, 2023, 2022, and 2021.

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

As of the beginning of the prior year period, or January 1, 2022, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $51.4 million and $28.9 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Consolidated Balance Sheets were $4.4 million as of January 1, 2022. Approximately 95% of the Company's contract liabilities as of December 31, 2022 were recognized as revenue in the year ended December 31, 2023. Approximately 75% of the Company's contract liabilities as of December 31, 2021 were recognized as revenue in the year ended December 31, 2022. Approximately 75% of the Company's contract liabilities as of December 31, 2020 were recognized as revenue in the year ended December 31, 2021.

The revenue streams within the Company are consistent with those disclosed for the Company's reportable segments. See Note 15 to the Consolidated Financial Statements for additional information on product offerings and segments.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. There was no provision for estimated losses on uncompleted contracts at December 31, 2023 and 2022.

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

Pre-contract costs—Pre-contract costs are not significant and are primarily internal costs. As most of the Company’s contracts are one year or less, the Company expenses all pre-contract costs as incurred regardless of whether or not the bids are successful. A majority of the Company's business is obtained through a bidding process and this activity is on-going with multiple bids in process at any one time. These costs consist primarily of engineering, sales and project manager wages, fringes and general corporate overhead.

Selling and administrative expenses—Selling and administrative expenses on the Consolidated Statements of Income include sales and administrative wages and associated benefits, selling and office expenses, professional fees, bad debt expense and depreciation. Selling and administrative expenses are charged to expense as incurred. Selling and administrative expenses for the years ended December 31, 2023, 2022, and 2021 included $0.6 million, $0.5 million, and $0.7 million of advertising expenses, respectively.

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

Restructuring expenses—Restructuring expenses on the Consolidated Statements of Income include expenses related to ongoing restructuring programs to reduce operating costs in the future. Within restructuring expenses are charges related to severance, facility exit, legal and property, plant and equipment impairment. The Company’s policy is to recognize restructuring expenses in accordance with the accounting rules related to exit or disposal activities.

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

Research and development—Although not technically defined as research and development, a significant amount of time, effort and expense is devoted to custom engineering which qualifies products for specific customer applications, developing proprietary process technology and partnering with customers to develop new products.

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

Earnings per share—The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for 2023, 2022 and 2021.

	For the Year Ended December 31
	2023	2022	2021
(table only in thousands)
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$12,911	$17,417	$1,426

Denominator
Basic weighted-average shares outstanding	34,665	34,672	35,346
Common stock equivalents arising from stock options and restricted stock awards	669	333	249
Diluted weighted-average shares outstanding	35,334	35,005	35,595

Options and unvested restricted stock units are included in the computation of diluted earnings per share using the treasury stock method. For 2023, 2022 and 2021, outstanding options and unvested restricted stock units of zero, 1.1 million and 1.8 million, respectively, were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

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

Transactions denominated in other than the local currency are remeasured into the local currency and the resulting exchange gains or losses are included in “Other (expense) income, net” line of the Consolidated Statements of Income. Transaction gains (losses) were $1.2 million, $6.3 million, and $(3.1) million in 2023, 2022 and 2021, respectively.

Accounting Standards Adopted in 2023

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

Accounting Standards to be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which addresses income tax disclosure requirements, primarily around the disclosure of the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which addresses segment disclosure requirements, primarily the disclosure of significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

2.
Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, receivables and certain other assets, and accounts payable, which approximate fair value at December 31, 2023 and 2022, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $138.6 million and $112.7 million at December 31, 2023 and 2022, respectively. The fair value was determined considering market conditions, credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy.

At December 31, 2023 and 2022, the Company had cash and cash equivalents of $54.8 million and $45.5 million, respectively, of which $38.5 million and $31.7 million, respectively, was held outside of the United States, principally in the United Arab Emirates, Netherlands, United Kingdom, China, and Mexico.

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

3.
Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
(table only in thousands)	2023	2022
Accounts receivable	$119,193	$87,306
Allowance for credit losses	(6,460)	(4,220)
Total accounts receivable	$112,733	$83,086

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2022, were $75.0 million.

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $3.2 million and $1.6 million at December 31, 2023 and 2022, respectively. Retainage receivables as of the beginning of the prior year period, or January 1, 2022, were $1.8 million. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either accounts receivable, net or deferred charges and other assets within the Consolidated Balance Sheets depending on timing of expected collection.

Provision for credit losses was $1.6 million, $1.3 million and $0.7 million during 2023, 2022 and 2021, respectively, while accounts (recovered from) charged to the provision were $(0.6) million, $0.6 million and $0.3 million during 2023, 2022 and 2021, respectively.

4.
Inventories

Inventories consisted of the following:

	December 31,
(table only in thousands)	2023	2022
Raw materials	$25,819	$19,774
Work in process	9,710	7,183
Finished goods	2,368	2,436
Obsolescence allowance	(3,808)	(2,867)
Total inventories	$34,089	$26,526

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $1.1 million, $0.1 million and $0.1 million during 2023, 2022 and 2021, respectively. Items charged to the allowance for inventory write-offs were $0.3 million, zero, and $0.9 million, during 2023, 2022 and 2021, respectively.

5.
Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
(table only in thousands)	2023	2022
Land, building and improvements	$12,284	$11,986
Machinery and equipment	33,364	33,521
Property, plant and equipment, gross	45,648	45,507
Less accumulated depreciation	(19,411)	(24,679)
Property, plant and equipment, net	$26,237	$20,828

Depreciation expense was $5.1 million, $3.6 million and $3.2 million for 2023, 2022 and 2021, respectively.

6.
Goodwill and Intangible Assets

(table only in thousands)	Engineered Systems segment	Industrial Process Solutions segment	Totals
Balance of goodwill at December 31, 2021	$99,303	$61,880	$161,183
Acquisitions	$15,968	$7,344	$23,312
Foreign currency translation	(525)	(773)	(1,298)
Balance of goodwill at December 31, 2022	114,746	68,451	183,197
Acquisitions	27,152	—	27,152
Foreign currency translation	331	646	977
Balance of goodwill at December 31, 2023	$142,229	$69,097	$211,326

As of December 31, 2023 and 2022, the Company has an aggregate amount of goodwill acquired of $272.0 million and $243.9 million, respectively, and an aggregate amount of impairment losses of $60.7 million which was recognized in 2017.

The Company’s indefinite lived intangible assets as of December 31, 2023 and 2022 consisted of the following:

	Tradenames
(table only in thousands)	2023	2022
Balance beginning of year	$9,508	$9,629
Foreign currency adjustments	62	(121)
Balance end of year	$9,570	$9,508

The Company completes an impairment assessment of its goodwill and indefinite life intangible assets annually as of October 1, or more often as circumstances require, at the reporting unit level.

The Company bases its measurement of the fair value of a reporting unit using a 50/50 weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue and operational profit, and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The market method is based on financial multiples of comparable companies and applies a control premium. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of a reporting unit. Based on this analysis, the estimated fair value of all of the Company's reporting units exceeded their carrying value as of October 1, 2023. There was no goodwill impairment in 2023, 2022 and 2021.

The Company also performed an impairment analysis for all indefinite life intangible assets, which consists of tradenames, as of October 1, 2023. The Company based its measurement of the fair value of the indefinite life intangible assets utilizing the relief from royalty method. The significant assumptions used under the relief from royalty method are projected revenue, royalty rates, terminal growth rates, and the cost of capital. Projected revenue, royalty rates and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected royalty cash flows in the relief from royalty method. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected royalty cash flows. Changes in any of the significant assumptions used can materially affect the expected cash flows, and such impacts can result in material non-cash impairment charges. Under this approach, the estimated fair value of the indefinite life intangible assets exceeded their carrying value for segments as of the testing date. Accordingly, the Company recognized no impairment charges in its financial results for the years ended December 31, 2023, 2022 and 2021.

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

The Company’s finite lived intangible assets consisted of the following:

	December 31,
	2023		2022
(table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$16,517	$14,061	$14,457	$13,729
Customer lists	103,471	63,420	85,719	57,540
Tradenames	14,094	5,001	11,604	3,768
Foreign currency adjustments	(1,083)	56	(1,864)	(372)
Total finite life intangible assets	$132,999	$82,538	$109,916	$74,665

Amortization expense of finite life intangible assets was $7.4 million, $7.0 million and $6.7 million for 2023, 2022 and 2021, respectively. Amortization over the next five years for finite life intangibles is $8.6 million in 2024, $7.6 million in 2025, $6.2 million in 2026, $6.0 million in 2027, and $5.6 million in 2028.

7.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(table only in thousands)	2023	2022
Compensation and related benefits	$11,278	$9,577
Accrued warranty	5,105	3,691
Contract liability	7,875	4,516
Short-term operating lease liability	4,278	3,228
Other	15,765	12,779
Total accrued expenses	$44,301	$33,791

The activity in the Company’s earnout liability consisted of the following:

	December 31,
(table only in thousands)	2023	2022
Earnout accrued at beginning of year	$1,200	$1,037
Fair value of earnout at acquisition date	2,800	1,429
Fair value adjustment	296	(229)
Payments and other	(2,096)	(1,037)
Earnout accrued at end of year	$2,200	$1,200

Current portion, recorded within Accrued expenses	1,115	1,200
Non-current portion, recorded within Other liabilities	1,085	—

As additional consideration in the acquisition of Kemco Systems Co., LLC ("Kemco"), the former owners of Kemco are entitled to earn-out payments up to $4.0 million based upon specified financial results through August 31, 2026. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.2 million. Of this $2.2 million, $1.1 million represents the current portion of earnout liability recorded in Accrued expenses on its Consolidated Balance Sheets, and $1.1 million represents the non-current portion of earnout liability recorded in Other liabilities on its Consolidated Balance Sheets

As additional consideration in the acquisition of Malvar Engineering Limited, including its subsidiaries Arkanum Management Limited and Wakefield Acoustics Limited (collectively, "Wakefield"), the former owners of Wakefield were entitled to earn-out payments based upon specified financial results through July 31, 2023. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $0.6 million. An earnout payment of $0.6 million was made in the year ended December 31, 2023.

As additional consideration in the acquisition of Compass Water Solutions, Inc. ("Compass"), the former owners of Compass were entitled to earn-out payments based upon specified financial results through April 30, 2023. Based on projections at the acquisition date of May 3, 2022, the Company estimated the fair value of the earnout to be $1.4 million. During the year ended December 31, 2022, the Company decreased the earnout by $0.2 million based on the estimated fair value at December 31, 2022. The fair value adjustment was recorded in "Amortization and earnout expenses" on the Consolidated Statement of Income. An earnout payment of $1.5 million was made in the year ended December 31, 2023.

8.
Senior debt

Debt consisted of the following:

	December 31,
(table only in thousands)	2023	2022

Outstanding borrowings under Credit Facility (defined below)
   Term loan payable in quarterly principal installments of $550 through September 2023, $2,232 through September 2025 and $2,977 thereafter with balance due upon maturity in December 2026.

– Term loan	$112,424	$41,309
– Revolving Credit Loan	17,300	61,300
Total outstanding borrowings under Credit Facility	129,724	102,609
Outstanding borrowings under the joint venture term debt	8,855	10,083
Unamortized debt discount	(1,296)	(1,488)
Total outstanding borrowings	137,283	111,204
Less: current portion	(10,488)	(3,579)
Total debt, less current portion	$126,795	$107,625

Scheduled principal payments under the Credit Facility and joint venture term debt are $10.5 million in 2024, $11.3 million in 2025, $113.0 million in 2026, and $3.8 million in 2027.

Credit Facility

On December 17, 2021, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility amended and restated the Company’s prior credit agreement. Pursuant to the Credit Facility, the lenders provided a term loan in the aggregate principal amount of $44.1 million and a senior secured revolving credit commitment up to an aggregate principal amount of $140.0 million. This revolving credit commitment allows the Company the ability to borrow loans denominated in different currencies. Additionally, the Credit Facility extended the maturity date to December 17, 2026, replaces LIBOR interest with Secured Overnight Financing Rate ("SOFR") interest for USD loans, Sterling Overnight Interbank Average Rate ("SONIA") for GBP loans, and Canadian Dollar Offered Rate ("CDOR") for CAD loans, and redefined certain financial covenants. On October 30, 2023, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement. Pursuant to this amendment, the lenders provided an additional term loan in the aggregate principal amount of $75.0 million, which was subsequently used to repay a portion of the outstanding balance on the revolving credit loan.

As of December 31, 2023 and 2022, $13.3 million and $18.9 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans was $109.4 million and $59.8 million at December 31, 2023 and 2022, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on (a) either the highest of (i) the federal funds rate plus 0.5%, or (ii) the prime lending rate of the Agent (as defined in the Credit Agreement), (b) Daily Simple SOFR plus the Daily Simple SOFR Adjustment of 0.11% plus 1.0%, (c) 1.0%, plus a margin ranging from 1.75% to 3.25% depending on the Company’s Consolidated Leverage Ratio, or (d) a one/three/six-month Term SOFR Rate (as defined in the Credit Agreement) plus the Term SOFR Adjustment ranging from 0.11% to 0.43% plus 1.75% to 3.25% depending on the Company’s Consolidated Leverage Ratio. Interest on swing line loans is the Base Rate.

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 8.29% and 6.75% at December 31, 2023 and 2022, respectively.

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

In connection with the Credit Facility, the Company paid $0.8 million in customary closing fees during 2021 and $0.4 million in customary closing fees during 2023 that were deferred and classified as a debt discount, as a result of Amendments No. 2 and No. 4 of the Credit Facility being accounted for as debt modifications.

As of December 31, 2023 and 2022, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Company's Effox-Flextor-Mader, Inc. joint venture ("EFM JV") entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"), as further described in Note 14. As of December 31, 2023, $8.9 million was outstanding under the loan. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate was 8.70% and 6.60% at December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $80.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of December 31, 2023, $45.8 million in bank guarantees were outstanding. In addition, a subsidiary of the Company located in the Netherlands has a Euro-denominated bank guarantee agreement secured by local assets under which $1.3 million in bank guarantees were outstanding as of December 31, 2023. As of December 31, 2023, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

9.
Shareholders’ Equity

Share-Based Compensation

The Company’s 2021 Equity and Incentive Compensation Plan (the “2021 Plan”) was approved by the Company’s stockholders on May 25, 2021 which replaced the 2017 Equity Incentive Plan (the “2017 Plan”). No further grants will be made under the 2017 Plan, but outstanding awards under the 2017 Plan will continue to be unaffected in accordance with their terms. The 2021 Plan permits the granting of stock options with an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of the grant, and other stock-based awards, including appreciation rights, restricted stock, restricted stock units, performance shares and dividend equivalents. A total of 2.6 million shares of common stock were authorized for issuance. As of December 31, 2023, 1.6 million shares remain available for future issuance. Stock options granted to employees generally vest equally over a period of four years from the date of the grant with a maximum contractual term of ten years from the date of the grant. Stock awards granted to employees generally vest over a period of three to four years from the date of the grant.

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

Share-based compensation expense for stock options and restricted stock awards under these plans was $4.3 million, $3.9 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tax benefit related to share-based compensation expense was $0.8 million, $0.5 million and $0.8 million in 2023, 2022 and 2021, respectively.

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

The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1.3 million shares over the ten-year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock. As of December 31, 2023, 1.2 million shares remain available for future issuance.

The Company recognized employee stock purchase plan expense of $0.2 million, $0.1 million and $0.1 million in 2023, 2022 and 2021, respectively.

Stock Options

The estimated weighted-average fair value of stock options was determined using the Black-Scholes option-pricing model at the grant date based on the following assumptions:

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

No stock options were granted for the years ended December 31, 2023, 2022, and 2021.

The fair value of stock options is recorded as compensation expense on a straight-line basis over the vesting periods (which approximates the requisite service period) of the options and forfeitures are accounted for when they occur.

Information related to all stock options under the 2021 Plan, 2017 Plan and 2007 Plan, and the 2020 Inducement Awards for 2023, 2022 and 2021 is shown in the tables below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2022	1,440	$11.30	4.0 years
Forfeitures	(92)	13.43
Exercised	(101)	11.93
Outstanding and expected to vest at December 31, 2023	1,247	11.09	3.4 years	$11,452
Exercisable at December 31, 2023	942	11.10	3.4 years	$8,652

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2021	1,514	$11.19	4.9 years
Forfeitures	(32)	10.55
Exercised	(42)	8.15
Outstanding and expected to vest at December 31, 2022	1,440	11.30	4.0 years	$1,766
Exercisable at December 31, 2022	833	11.47	3.6 years	$923

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2020	1,554	$11.17	5.8 years
Forfeitures	(38)	10.63
Exercised	(2)	6.66
Outstanding and expected to vest at December 31, 2021	1,514	11.19	4.9 years	$—
Exercisable at December 31, 2021	603	11.39	4.0 years	$—

The Company received $1.2 million, $0.4 million, and zero of cash from employees exercising options in 2023, 2022 and 2021, respectively. The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.3 million, $0.2 million, and zero, respectively.

Restricted Stock Awards

Information related to restricted stock awards under the 2021 Plan, 2017 Plan, 2007 Plan, and the 2020 Inducement Awards for 2023, 2022 and 2021 is shown in the table below. The fair value of restricted stock awards is based on the price of the stock in the open market on the date of the grant, and the fair value of performance-based restricted stock units is determined by using the Monte Carlo valuation model. The fair value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting periods of the awards and forfeitures are accounted for when they occur.

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,047	$6.00
Granted	573	8.19
Vested	(323)	6.31
Forfeited	(264)	5.80
Nonvested at December 31, 2021	1,033	7.17
Granted	755	5.74
Vested	(355)	6.80
Forfeited	(255)	6.41
Nonvested at December 31, 2022	1,178	6.53
Granted	734	16.12
Vested	(417)	6.56
Forfeited	(174)	7.19
Nonvested at December 31, 2023	1,321	$11.77

The fair value of awards vested and released during the years ended December 31, 2023, 2022 and 2021 was $5.9 million, $2.3 million, and $2.6 million, respectively.

Unrecognized compensation expense related to nonvested shares of stock options, restricted stock and performance units was $10.4 million at December 31, 2023 and will be recognized over a weighted average vesting period of 1.1 years.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. During the year ended December 31, 2022, the Company repurchased and retired approximately 1,032,000 shares of common stock at a cost of $7.0 million under the program. No repurchases occurred during the year ended December 31, 2023.

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

Dividends

The Company's dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with financial covenants under the Credit Facility. The Company has not paid a cash dividend on its common stock in any of the years ended December 31, 2023, 2022 or 2021.

10.
Pension and Employee Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan for certain union employees. The accrual of future benefits for all participants who are non-union employees was frozen effective December 31, 2008. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

The following tables set forth the plan changes in benefit obligations, plan assets and funded status on the measurement dates:

	December 31,
(table only in thousands)	2023	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$27,350	$35,035	$38,272
Interest cost	1,274	877	775
Actuarial loss (gain)	183	(6,540)	(1,936)
Benefits paid	(2,047)	(2,022)	(2,076)
Projected benefit obligation at end of year	26,760	27,350	35,035
Change in plan assets:
Fair value of plan assets at beginning of year	21,821	29,474	28,545
Actual return on plan assets	2,872	(5,631)	3,005
Benefits paid	(2,047)	(2,022)	(2,076)
Fair value of plan assets at end of year	22,646	21,821	29,474
Funded status at end of year	$(4,114)	$(5,529)	$(5,561)
Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	4.70%	4.90%	2.55%

The funded status as of December 31, 2023, 2022 and 2021, was $4.1 million, $5.5 million, and $5.6 million, respectively and is recognized in the accompanying Consolidated Balance Sheets within other long-term liabilities.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Income are as follows:

	December 31,
(table only in thousands)	2023	2022	2021
Interest cost	$1,274	$877	$775
Expected return on plan assets	(1,142)	(1,560)	(1,510)
Amortization of net loss	297	263	411
Net periodic benefit (expense) income	$429	$(420)	$(324)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	December 31,
(table only in thousands)	2023	2022	2021
Net (gain) loss	$(1,548)	$651	$(3,432)
Amortization of net actuarial loss	(297)	(263)	(411)
Total recognized in other comprehensive income (loss)	$(1,845)	$388	$(3,843)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,416)	$(32)	$(4,167)

Weighted-average assumptions used to determine net periodic benefit costs

	December 31,
	2023	2022	2021
Discount Rate	4.90%	2.55%	2.10%
Expected return on assets	5.50%	5.50%	5.50%

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

During 2023, 2022 and 2021, the Company updated the mortality tables (RP-2021 Total Mortality Table, RP-2020 Total Mortality Table, and RP-2019 Total Mortality Table for each respective year) in the underlying assumptions used to determine the benefit obligation.

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

The Company's defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation	Percentage of Plan Assets
	2023	2023	2022
Asset Category:
Cash and cash equivalents	0%	1%	2%
Equity securities	70%	76%	73%
Debt securities	30%	23%	25%
Total	100%	100%	100%

Estimated pension plan cash obligations are $2.1 million annually for 2024 through 2028, and a total of $10.0 million for the years 2029 through 2033.

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

The levels assigned to the defined benefit plan assets as of December 31, 2023, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$311	$—	$—	$311
Equity securities	17,233	—	—	17,233
Debt securities	5,102	—	—	5,102
Total assets	$22,646	$—	$—	$22,646

The levels assigned to the defined benefit plan assets as of December 31, 2022, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$354	$—	$—	$354
Equity securities	15,984	—	—	15,984
Debt securities	5,483	—	—	5,483
Total assets	$21,821	$—	$—	$21,821

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

The Company’s participation in these plans for the year ended December 31, 2023, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2023 is for the plan’s year-end at December 31, 2022. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2012	FIF/RP Status Pending/Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Green	FIF: Yes - Implemented RP: Yes - Implemented	No	Various
Sheet Metal Workers Local 224 Pension Plan	31-6171353/001	Yellow	FIF: Yes - Implemented	No	n/a
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	April 30, 2026

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2022. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2023.

The Company has no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $0.5 million, $0.4 million, and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company has a 401(k) savings retirement plan for employees of certain of its subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows the Company to make discretionary contributions and provides for employee salary deferrals of up to 100%. The Company made aggregate matching contributions and discretionary contributions of $2.0 million, $1.5 million, and $0.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The components of lease expense were as follows:

	December 31,
(table only in thousands)	2023	2022	2021
Operating lease cost (a)	$4,643	$3,558	$3,232
Finance lease cost:
Amortization of right-of-use assets	232	309	308
Interest on lease liability	289	289	315
Total finance lease cost	521	598	623
Total lease cost	$5,164	$4,156	$3,855
(a) includes variable lease costs which are immaterial

Supplemental cash flow information related to leases was as follows:

	December 31,
(table only in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,567	$3,637	$3,171
Operating cash flows from finance leases	$289	$289	$315
Financing cash flows from finance leases	$907	$600	$603
Right of use assets obtained in exchange for lease obligations
Operating leases	$7,697	$3,487	$2,206

Supplemental balance sheet information related to leases was as follows:

	December 31,
(table only in thousands)	2023	2022
Operating leases
Right-of-use assets from operating leases	$16,256	$11,373

Accrued expenses	$4,278	$3,228
Operating lease liabilities	11,417	8,453
Total operating lease liabilities	$15,695	$11,681

Finance leases
Property, plant and equipment, net	$2,097	$2,329

Accrued expenses	$693	$645
Other liabilities	4,844	5,537
Total finance lease liabilities	$5,537	$6,182

Weighted-average remaining lease term were as follows:

	December 31,
	2023	2022
Operating leases	8 years	10 years
Finance leases	7 years	8 years
Weighted-average discount rate
Operating leases	5.8%	4.7%
Finance leases	4.6%	4.6%

As of December 31, 2023, maturities of lease liabilities were as follows:

(table only in thousands)	Operating Leases	Finance Leases
2024	$4,363	$925
2025	3,845	943
2026	2,527	962
2027	1,578	982
2028	1,145	1,001
Thereafter	3,480	1,596
Total minimum lease payments	$16,938	$6,409
Less imputed interest	(1,243)	(872)
Lease liability	$15,695	$5,537

12.
Commitments and Contingencies

Legal Proceedings

Asbestos cases

The Company's subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2023 for cases involving asbestos-related claims were $6.5 million which together with all legal fees other than corporate counsel expenses have substantially been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $37,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 313 cases pending against the Company as of December 31, 2023 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 247 cases that were pending as of December 31, 2022. During 2023, 169 new cases were filed against the Company, and the Company was dismissed from 74 cases and settled 29 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Other

The Company is also involved in legal proceedings arising in the ordinary course of its business.

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

13.
Income Taxes

Income before income taxes was generated in the United States and globally as follows:

(in thousands)	2023	2022	2021
Domestic	$7,444	$11,971	$771
Foreign	14,081	11,718	3,903
	$21,525	$23,689	$4,674

Certain of the Company’s undistributed earnings of its foreign subsidiaries are not permanently reinvested, as management intends to repatriate foreign-held cash as needed to meet domestic cash needs for operating, investing, and financing activities. A liability of $0.7 million has been recorded for the deferred taxes on such undistributed foreign earnings as of December 31, 2023. The deferred taxes are attributable primarily to the foreign withholding taxes that would become payable should the Company repatriate cash held in its foreign operations.

Income tax expense (benefit) consisted of the following for the years ended December 31:

(in thousands)	2023	2022	2021
Current:
Federal	$3,939	$5,009	$354
State	1,100	836	278
Foreign	2,107	1,755	1,972
	7,147	7,600	2,604
Deferred:
Federal	(495)	(3,001)	426
State	(208)	(231)	45
Foreign	580	1,058	(384)
	(123)	(2,174)	87
	$7,024	$5,426	$2,691

The income tax expense (benefit) differs from the statutory rate due to the following:

(in thousands)	2023	2022	2021
Tax expense at statutory rate	$4,488	$4,975	$981
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	541	340	334
Other permanent differences	290	383	(147)
Impact of rate differences and adjustments	(1,046)	565	876
United States tax credits and incentives	(532)	(626)	300
Foreign tax credits and incentives	(812)	(895)	(265)
Change in valuation allowance	1,782	(526)	(489)
Foreign withholding taxes on repatriation of foreign earnings	(592)	139	244
Earnout expense (income)	85	(48)	233
Equity compensation	460	339	169
Excess compensation	360	11	—
Provision-to-return adjustments	528	(189)	127
Investment in joint venture	(155)	375	237
Net effect GILTI and FDII	1,400	565	—
Other	227	18	91
	$7,024	$5,426	$2,691

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

(in thousands)	2023	2022
Gross deferred tax assets:
Accrued expenses	$729	$692
Reserves on assets	2,769	2,228
Share-based compensation awards	372	452
Minimum pension	920	1,247
Net operating loss carry-forwards	3,785	3,142
Tax credit carry-forwards	2,302	2,349
Investment in joint venture	926	815
Leases	3,699	2,564
Research and development costs	3,857	3,224
Other	—	69
Total gross deferred tax assets	19,359	16,782
Valuation allowances	(6,545)	(4,950)
	$12,814	$11,832

Gross deferred tax liabilities:
Depreciation	(1,809)	(727)
Goodwill and intangibles	(14,299)	(13,310)
Prepaid expenses and inventory	(95)	(783)
Withholding tax on unremitted foreign earnings	(662)	(1,254)
Leases	(3,571)	(2,564)
Revenue recognition	(694)	(1,031)
Other	(218)	—
	(21,348)	(19,669)
Net deferred tax liabilities	$(8,534)	$(7,837)

As of December 31, 2023, state and local net operating loss carry forwards total $41.0 million, which expire from 2024 to 2043. The Company has recorded a valuation allowance on certain of these net operating loss carry forwards to reflect expected realization. The Company also has net operating loss carry forwards in foreign jurisdictions totaling $11.2 million. As of December 31, 2023 and 2022, the Company has recorded a valuation reserve, including but not limited to net operating losses, in the amount of $6.5 million and $5.0 million, respectively. The changes in the valuation allowance resulted in additional income tax expense (benefit) of $1.5 million, $(0.5) million, and $(0.5) million in 2023, 2022, and 2021, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2023. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

(in thousands)	2023	2022
Balance as of January 1,	$144	$141
Additions for tax positions taken in prior years	7	3
Balance as of December 31,	$151	$144

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The reserve for uncertain tax positions includes $0.1 million of interest and penalties as of December 31, 2023 and 2022. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2018 remain open for examination by all significant federal, state and foreign authorities.

14.
Acquisitions and Joint Ventures

Kemco Systems Co., LLC

On August 23, 2023, the Company acquired 100% of the equity interests of Kemco Systems Co., LLC ("Kemco") for $24.0 million in cash, which was financed with a draw on the Company’s revolving credit facility. As additional consideration, the former owners are entitled to earn-out payments up to $4.0 million based upon specified financial results through August 31, 2026. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.2 million. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. As of December 31, 2023, the earnout liability recorded in “Accrued expenses” and "Other liabilities" on the Consolidated Balance Sheets was $1.1 million and $1.1 million, respectively, based on the anticipated payout timing, for a total of $2.2 million. Kemco designs and manufactures energy and water conservation systems and equipment for applications regarding wastewater reuse and recycle, heat recovery, water heating, and vapor energy. This acquisition advances the Company's position within the North American water and wastewater treatment market within the Engineered Systems segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $2,328)	$8,902
Property and equipment	341
Right-of-use assets from operating leases	1,602
Intangible - finite life	11,610
Goodwill	11,017
Other assets	16
Total assets acquired	33,488
Current liabilities assumed	(6,853)
Other liabilities assumed	(404)
Deferred tax liability	(12)
Net assets acquired	$26,219

The Company acquired technology, customer lists and tradename intangible assets valued at $1.4 million, $8.7 million and $1.5 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the year ended December 31, 2023, Kemco accounted for $13.1 million in revenue and $2.0 million of net income included in the Company’s results.

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

(in thousands)
Current assets (including cash of $52 and accounts receivable of $1,493)	$2,614
Property and equipment	1,153
Intangible - finite life	8,930
Goodwill	10,839
Other assets	231
Total assets acquired	23,767
Current liabilities assumed	(1,203)
Deferred tax liability	(168)
Net assets acquired	$22,564

The Company acquired technology, customer lists and tradename intangible assets valued at $0.6 million, $7.6 million and $0.7 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the year ended December 31, 2023, Transcend accounted for $10.3 million in revenue and $1.7 million of net income included in the Company’s results.

Malvar Engineering Limited

On January 10, 2023, the Company acquired 100% of the equity interests of Malvar Engineering Limited, including its subsidiaries Arkanum Management Limited and Wakefield Acoustics Limited (collectively, "Wakefield"), for $4.1 million in cash, which was financed with a draw on the Company’s revolving credit facility, and $0.4 million of deferred cash consideration. As additional consideration, the former owners were entitled to earn-out payments based upon specified financial results through July 31, 2023. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $0.6 million. A payment of $0.6 million, representing the fully earned amount, was made in the fourth quarter of 2023. Wakefield is a producer of industrial engineered noise control solutions, including custom acoustical gen-set packages, ambient air baffles, acoustical louvres, and skid enclosures, primarily serving server farms for data centers, standby and emergency power generation, oil and gas, petrochemical, commercial construction, infrastructure, and general manufacturing industries. This acquisition advances the Company's position within the industrial silencing and noise attenuation market by adding a range of solutions and access to new geographic markets within the Engineered Systems segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $2,467)	$3,240
Property and equipment	635
Intangible - finite life	1,778
Goodwill	5,296
Total assets acquired	10,949
Current liabilities assumed	(4,860)
Deferred income tax liability	(961)
Net assets acquired	$5,128

The Company acquired customer lists and tradename intangible assets valued at $1.5 million and $0.3 million, respectively. These assets were determined to have useful lives of 10 years.

During the year ended December 31, 2023, Wakefield accounted for $13.8 million in revenue and $1.3 million of net income included in the Company’s results.

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

Western Air Ducts Ltd.

On June 22, 2022, the Company acquired 100% of the equity interests of Western Air Ducts Limited for $10.7 million in cash, which was financed with a draw on the Company’s revolving credit facility, and deferred cash consideration of $0.8 million paid within one year from the date of closing.

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

General Rubber LLC

On March 7, 2022, the Company, through the EFM JV, acquired 100% of the equity interests of General Rubber LLC ("GRC") for $19.7 million in cash, which was financed with a combination of a draw on the Company's revolving credit facility and issuance of term debt by the EFM JV. As additional consideration, the former owners of GRC were issued 10% of the equity interest in the EFM JV, resulting in the Company holding 63% of the equity in the joint venture. The Company determined CECO was the primary beneficiary of this variable interest entity and therefore the noncontrolling equity interest is in the Consolidated Balance Sheet. The fair value ascribed to the equity interest of the former owners of GRC was approximately $4.1 million. As of December 31, 2023, there were $14.5 million in current assets, $26.7 million in long-lived assets, and $12.5 million in total liabilities related to the EFM JV included in the Consolidated Balance Sheets. For the years ended December 31, 2023 and 2022, EFM JV accounted for $37.7 million and $35.8 million in revenue, respectively.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition:

	December 31,
(table only in thousands, except per share data)	2023	2022
Net sales	$564,608	$478,802
Net income attributable to CECO Environmental Corp.	$14,562	20,179
Earnings per share:
Basic	$0.42	$0.58
Diluted	$0.41	$0.58

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

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

Engineered Systems segment: The Company's Engineered Systems segment serves the power generation, hydrocarbon processing, water/wastewater treatment, oily water separation and treatment, marine and naval vessels, and midstream oil and gas sectors. The Company seeks to address the global demand for environmental and equipment protection solutions with its highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation and filtration, and dampers and expansion joints.

Industrial Process Solutions segment: The Company's Industrial Process Solutions segment serves the broad industrial sector with solutions for air pollution and contamination control, fluid handling, and process filtration in applications such as aluminum beverage can production, automobile production, food and beverage processing, semiconductor fabrication, electronics production, steel and aluminum mill processing, wood manufacturing, desalination, and aquaculture markets. The Company assists customers in maintaining clean and safe operations for employees, reducing energy consumption, minimizing waste for customers, and meeting regulatory standards for toxic emissions, fumes, volatile organic compounds, and odor elimination through its platforms including duct fabrication and installation, industrial air, and fluid handling.

The financial segment information is as follows:

(table only in thousands)	2023	2022	2021
Net Sales (less intra-, inter-segment sales)
Engineered Systems segment	$380,108	$263,224	$186,926
Industrial Process Solutions segment	164,737	159,403	137,214
Total net sales	$544,845	$422,627	$324,140

(table only in thousands)	2023	2022	2021
Income from Operations
Engineered Systems segment	$59,846	$36,200	$25,770
Industrial Process Solutions segment	21,630	22,705	15,054
Corporate and Other (1)	(46,907)	(36,744)	(30,967)
Income from operations	$34,569	$22,161	$9,857

(1)
Includes corporate compensation, professional services, information technology, acquisition and integration expenses, and other general, administrative corporate expenses.

(table only in thousands)	2023	2022	2021
Property and Equipment Additions
Engineered Systems segment	$2,070	$203	$100
Industrial Process Solutions segment	2,827	879	721
Corporate and Other	3,487	2,294	1,795
Property and equipment additions	$8,384	$3,376	$2,616

(table only in thousands)	2023	2022	2021
Depreciation and Amortization
Engineered Systems segment	$5,820	$4,672	$4,249
Industrial Process Solutions segment	4,352	4,388	4,299
Corporate and Other	2,335	1,554	1,305
Depreciation and amortization	$12,507	$10,614	$9,853

	December 31,
(table only in thousands)	2023	2022
Identifiable Assets
Engineered Systems segment	$432,098	$332,820
Industrial Process Solutions segment	147,740	150,458
Corporate and Other (2)	20,453	21,443
Identifiable assets	$600,291	$504,721

(2)
Corporate assets primarily consist of cash, property, plant and equipment, and income tax related assets.

	December 31,
(table only in thousands)	2023	2022
Goodwill
Engineered Systems segment	$142,229	$114,746
Industrial Process Solutions segment	69,097	68,451
Goodwill	$211,326	$183,197

Intra-segment and Inter-segment Revenues

The Company has divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales), as follows:

	Year Ended December 31, 2023
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra-Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net Sales
Engineered Systems segment	$412,929	$(31,402)	$(1,419)	$—	$380,108
Industrial Process Solutions segment	183,011	(17,489)	-	(785)	164,737
Total net sales	$595,940	$(48,891)	$(1,419)	$(785)	$544,845

	Year Ended December 31, 2022
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra-Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net Sales
Engineered Systems segment	$278,354	$(14,088)	$(1,042)	$—	$263,224
Industrial Process Solutions segment	165,220	(5,536)	—	(281)	159,403
Total net sales	$443,574	$(19,624)	$(1,042)	$(281)	$422,627

	Year Ended December 31, 2021
			Less Inter-Segment Sales
(table only in thousands)	Total Sales	Intra-Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net Sales
Engineered Systems segment	$197,380	$(9,483)	$(971)	$—	$186,926
Industrial Process Solutions segment	152,886	(14,533)	—	(1,139)	137,214
Total net sales	$350,266	$(24,016)	$(971)	$(1,139)	$324,140

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2023, 2022, or 2021.

For 2023, 2022, and 2021, sales outside the United States accounted for approximately 33%, 35%, and 38%, respectively, of consolidated net sales. The largest portions of sales outside the United States in 2023 were in Europe (19%) and Asia (9%). The largest portions of sales outside the United States in 2022 were in Europe (20%) and Asia (11%). The largest portion of sales outside the United States in 2021 was destined for Asia (16.0%) and Europe (10.3%). Of consolidated long-lived assets, $48.2 million and $39.9 million were located outside of the United States as of December 31, 2023 and 2022, respectively. The largest portion of long-lived assets located outside the United States at December 31, 2023 and December 31, 2022 were in Europe ($38.3 million and $30.5 million, respectively).