Form 10-Q
period 2024-03-31
CECO ENVIRONMENTAL CORP
filed 2024-04-30
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,935,514 shares of common stock, par value $0.01 per share, as of April 18, 2024.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2024

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	(unaudited) March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$46,557	$54,779
Restricted cash	471	669
Accounts receivable, net allowances of $6,023 and $6,460	116,647	112,733
Costs and estimated earnings in excess of billings on uncompleted contracts	58,541	66,574
Inventories, net	38,032	34,089
Prepaid expenses and other current assets	10,620	11,769
Prepaid income taxes	741	824
Total current assets	271,609	281,437
Property, plant and equipment, net	27,743	26,237
Right-of-use assets from operating leases	15,095	16,256
Goodwill	211,479	211,326
Intangible assets – finite life, net	48,324	50,461
Intangible assets – indefinite life	9,558	9,570
Deferred income taxes	291	304
Deferred charges and other assets	4,921	4,700
Total assets	$589,020	$600,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$10,580	$10,488
Accounts payable	79,061	87,691
Accrued expenses	46,195	44,301
Billings in excess of costs and estimated earnings on uncompleted contracts	58,158	56,899
Notes payable	1,500	2,500
Income taxes payable	816	1,227
Total current liabilities	196,310	203,106
Other liabilities	11,479	12,644
Debt, less current portion	125,070	126,795
Deferred income tax liability, net	9,519	8,838
Operating lease liabilities	10,490	11,417
Total liabilities	352,868	362,800
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,908,330 and 34,835,293 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	349	348
Capital in excess of par value	251,673	254,956
Accumulated loss	(4,879)	(6,387)
Accumulated other comprehensive loss	(15,620)	(16,274)
Total CECO shareholders' equity	231,523	232,643
Noncontrolling interest	4,629	4,848
Total shareholders' equity	236,152	237,491
Total liabilities and shareholders' equity	$589,020	$600,291

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Net sales	$126,332	$112,563
Cost of sales	81,200	77,670
Gross profit	45,132	34,893
Selling and administrative expenses	34,908	27,193
Amortization and earnout expenses	2,209	1,747
Acquisition and integration expenses	190	492
Restructuring expenses	139	—
Income from operations	7,686	5,461
Other expense, net	(1,513)	(574)
Interest expense	(3,413)	(2,408)
Income before income taxes	2,760	2,479
Income tax expense	667	10
Net income	2,093	2,469
Noncontrolling interest	(585)	(491)
Net income attributable to CECO Environmental Corp.	$1,508	$1,978
Earnings per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Weighted average number of common shares outstanding:
Basic	34,846,163	34,441,905
Diluted	36,177,323	35,198,668

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$2,093	$2,469
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	654	766
Comprehensive income	$2,747	$3,235

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	$4,848	$237,491
Net income for the three months ended March 31, 2024	—	—	—	1,508	—	585	2,093
Exercise of stock options	10	—	113	—	—	—	113
Restricted stock units issued	195	2	(2,204)	—	—	—	(2,202)
Share based compensation earned	12	—	1,808	—	—	—	1,808
Common stock repurchase and retirement	(144)	(1)	(3,000)	—	—	—	(3,001)
Translation gain	—	—	—	—	654	—	654
Noncontrolling interest distributions	—	—	—	—	—	(804)	(804)
Balance March 31, 2024	34,908	$349	$251,673	$(4,879)	$(15,620)	$4,629	$236,152

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2022	34,382	$344	$250,174	$(19,298)	$(17,996)	$4,924	$218,148
Net income for the three months ended March 31, 2023	—	—	—	1,978	—	491	2,469
Exercise of stock options	52	1	611	—	—	—	612
Restricted stock units issued	123	1	(622)	—	—	—	(621)
Share based compensation earned	—	—	808	—	—	—	808
Translation gain	—	—	—	—	766	—	766
Balance March 31, 2023	34,557	$346	$250,971	$(17,320)	$(17,230)	$5,415	$222,182

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$2,093	$2,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,512	2,885
Unrealized foreign currency gain (loss)	149	(92)
Gain (loss) on sale of property and equipment	115	(17)
Debt discount amortization	120	91
Share-based compensation expense	1,670	806
Bad debt expense	(384)	83
Inventory reserve expense	499	175
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,355)	(22,786)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,858	(8,418)
Inventories	(4,447)	(2,191)
Prepaid expense and other current assets	1,211	572
Deferred charges and other assets	(221)	(325)
Accounts payable	(2,442)	(3,358)
Accrued expenses	1,220	2,302
Billings in excess of costs and estimated earnings on uncompleted contracts	1,262	16,838
Income taxes payable	(387)	(17)
Other liabilities	(5,249)	(1,038)
Net cash provided by (used in) operating activities	1,224	(12,021)
Cash flows from investing activities:
Acquisitions of property and equipment	(3,116)	(2,513)
Net cash received (paid) for acquisitions	422	(24,142)
Net cash used in investing activities	(2,694)	(26,655)
Cash flows from financing activities:
Borrowings on revolving credit lines	13,400	54,800
Repayments on revolving credit lines	(12,600)	(20,000)
Repayments of long-term debt	(2,553)	(826)
Payments on finance leases and financing liability	(229)	(225)
Deferred consideration paid for acquisitions	(1,000)	—
Proceeds from employee stock purchase plan and exercise of stock options	258	610
Noncontrolling interest distributions	(804)	—
Common stock repurchased	(3,000)	—
Net cash (used in) provided by financing activities	(6,528)	34,359
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(422)	(64)
Net decrease in cash, cash equivalents and restricted cash	(8,420)	(4,381)
Cash, cash equivalents and restricted cash at beginning of period	55,448	46,585
Cash, cash equivalents and restricted cash at end of period	$47,028	$42,204
Cash paid during the period for:
Interest	$3,269	$2,338
Income taxes	$975	$1,290

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and the results of operations, cash flows and shareholders’ equity for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 5, 2024 (the “Form 10-K”).

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

2. New Financial Accounting Pronouncements

Accounting Standards Adopted in Fiscal 2024

None.

Accounting Standards to be Adopted

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which addresses income tax disclosure requirements, primarily around the disclosure of the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

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

3. Accounts Receivable

Accounts receivable as of March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$122,670	$119,193
Provision for credit losses	(6,023)	(6,460)
Total accounts receivable, net	$116,647	$112,733

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2023, were $83.1 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $3.5 million and $3.2 million at March 31, 2024 and December 31, 2023, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Amounts (recovered from) charged to the provision for credit losses were $(0.4) million and $0.1 for the three months ended March 31, 2024 and 2023, respectively.

4. Contract Assets and Liabilities

Contract assets and liabilities as of March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$58,541	$66,574
Billings in excess of costs and estimated earnings on uncompleted contracts	58,158	56,899

As of the beginning of the prior year period, or January 1, 2023, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $71.0 million and $32.7 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $8.9 million, $7.9 million and $4.5 million as of March 31, 2024, December 31, 2023 and January 1, 2023, respectively. Approximately 40% of the Company's contract liabilities as of December 31, 2023 were recognized as revenue in the three months ended March 31, 2024.

5. Inventories

Inventories as of March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$25,792	$25,819
Work in process	13,802	9,710
Finished goods	2,500	2,368
Obsolescence allowance	(4,062)	(3,808)
Total inventories	$38,032	$34,089

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.5 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

6. Goodwill and Intangible Assets

Goodwill activity for the three months ended March 31, 2024 and the year ended December 31, 2023 was as follows:

(in thousands)	Three months ended March 31, 2024		Year ended December 31, 2023
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$211,326	$9,570	$183,197	$9,508
Acquisitions	110	—	27,152	—
Foreign currency translation	43	(12)	977	62
Balance at end of period	$211,479	$9,558	$211,326	$9,570

During the three months ended March 31, 2024, the Company recorded measurement period adjustments related to the acquisition of Kemco Systems Co., LLC ("Kemco"), as discussed in Note 15, resulting in an increase to goodwill.

Finite life intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024		December 31, 2023
(in thousands)	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$16,517	$14,225	$16,517	$14,061
Customer lists	103,471	65,072	103,471	63,420
Tradenames	14,094	5,343	14,094	5,001
Foreign currency adjustments	(1,111)	7	(1,083)	56
Total intangible assets – finite life	$132,971	$84,647	$132,999	$82,538

Finite life intangible asset activity for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Intangible assets – finite life, net at beginning of period	$50,461	$35,251
Amortization expense	(2,157)	(1,690)
Acquisitions	—	1,778
Foreign currency adjustments	20	75
Intangible assets – finite life, net at end of period	$48,324	$35,414

Amortization expense of finite life intangible assets was $2.2 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. Amortization over the next five years for finite life intangibles is expected to be $6.4 million for the remainder of 2024, $7.6 million in 2025, $6.2 million in 2026, $6.0 million in 2027, and $5.6 million in 2028.

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

As of March 31, 2024, the Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three months ended March 31, 2024 and 2023 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Compensation and related benefits	$8,039	$11,278
Accrued warranty	4,873	5,105
Contract liability	8,880	7,875
Short-term operating lease liability	4,034	4,278
Other	20,369	15,765
Total accrued expenses	$46,195	$44,301

8. Senior Debt

Debt as of March 31, 2024 and December 31, 2023 consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023

Outstanding borrowings under Credit Facility (defined below)
     Term loan payable in quarterly principal installments of $550 through September
     2023, $2,232 through September 2025 and $2,977 thereafter with balance due upon maturity in December 2026.

Term loan	$110,191	$112,424
Revolving credit facility	18,100	17,300
Total outstanding borrowings under the Credit Facility	128,291	129,724
Outstanding borrowings under the joint venture term debt	8,535	8,855
Unamortized debt discount	(1,176)	(1,296)
Total outstanding borrowings	135,650	137,283
Less: current portion	(10,580)	(10,488)
Total debt, less current portion	$125,070	$126,795

Scheduled principal payments under the Credit Facility and joint venture term debt are $7.9 million for the remainder of 2024, $11.3 million in 2025, $113.7 million in 2026, $3.9 million in 2027, and zero in 2028.

Credit Facility

As of March 31, 2024 and December 31, 2023, $13.5 million and $13.3 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (the "Credit Facility") was $108.4 million and $109.4 million at March 31, 2024 and December 31, 2023, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

At the Company’s option, revolving loans and the term loans accrue interest at a per annum rate based on (a) either the highest of (i) the federal funds rate plus 0.5%, or (ii) the prime lending rate of the Agent (as defined in the Credit Facility), (b) Daily Simple SOFR plus the Daily Simple SOFR Adjustment of 0.11% plus 1.0%, (c) 1.0%, plus a margin ranging from 1.75% to 3.25% depending on the Company’s Consolidated Leverage Ratio, or (d) a one/three/six-month Term SOFR Rate (as defined in the Credit Facility) plus the Term SOFR Adjustment ranging from 0.11% to 0.43% plus 1.75% to 3.25% depending on the Company’s Consolidated Leverage Ratio. Interest on swing line loans is the Base Rate.

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 8.01% and 8.29% at March 31, 2024 and December 31, 2023, respectively. The effective interest rate was 8.24% and 7.70% at March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Effox-Flextor-Mader, Inc. joint venture ("EFM JV"), for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"). As of March 31, 2024 and December 31, 2023, $8.5 million and $8.9 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at March 31, 2024 and December 31, 2023 was 8.52% and 8.70%, respectively. As of March 31, 2024 and December 31, 2023, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of March 31, 2024, there were $16.0 million in current assets, $26.4 million in long-lived assets, and $31.4 million in total liabilities related to the EFM JV included in the Condensed Consolidated Balance Sheets. As of December 31, 2023, there were $14.5 million in current assets, $26.7 million in long-lived assets, and $12.5 million in total liabilities related to the EFM JV included in the Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, the EFM JV accounted for $10.7 million and $9.4 million in revenue, respectively, included in the Company's results.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. In March 2023, the Company amended the Credit Facility, allowing letters of credit and bank guarantee issuances of up to $80.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of March 31, 2024 and December 31, 2023, $46.8 million and $45.8 million in bank guarantees were outstanding, respectively, inclusive of $1.8 million and $1.3 million in outstanding bank guarantees as of March 31, 2024 and December 31, 2023, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands secured by local assets, as well as $2.2 million and $2.3 million in outstanding bank guarantees as of March 31, 2024 and December 31, 2023, respectively, under a Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China secured by local assets.

9. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$1,508	$1,978

Denominator
Basic weighted-average shares outstanding	34,846	34,442
Common stock equivalents arising from stock options and restricted stock awards	1,331	757
Diluted weighted-average shares outstanding	36,177	35,199

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended March 31, 2024 and 2023, 0.1 million and zero, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. During the three months ended March 31, 2024, the Company repurchased approximately 144,000 shares under the program for a cost of $3.0 million. There were no shares repurchased under the program during the three months ended March 31, 2023.

10. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $1.7 million and $0.8 million of share-based compensation related expense during the three months ended March 31, 2024 and 2023, respectively.

The Company granted approximately 284,000 and 340,000 restricted stock units during the three months ended March 31, 2024 and 2023, respectively, and approximately 25,000 and zero stock options during the three months ended March 31, 2024 and 2023, respectively.

There were 10,000 and 52,000 options exercised during the three months ended March 31, 2024 and 2023, respectively. The Company received $0.1 million and $0.6 million in cash from employees and directors exercising options during the three months ended March 31, 2024 and 2023, respectively. The intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively.

11. Pension and Employee Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

The Company presents the components of net periodic benefit cost within “Other expense, net” on the Condensed Consolidated Statements of Income.

Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the pension plan expense consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023
Interest cost	$304	$318
Expected return on plan assets	(304)	(285)
Amortization of net actuarial loss	57	74
Net periodic benefit cost	$57	$107

The Company made no contributions to its defined benefit plan during the three months ended March 31, 2024 and 2023. For the remainder of 2024, the Company expects to make contributions of $0.6 million to fund the pension plan. The unfunded liability of the plan of $4.2 million and $4.1 million as of March 31, 2024 and December 31, 2023, respectively, is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

12. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward remain open for examination by Federal authorities. Tax years from 2017 forward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of March 31, 2024 and December 31, 2023, the liability for uncertain tax positions totaled approximately $0.2 million, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the

Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of March 31, 2024 and December 31, 2023, the Company recorded deferred income taxes of approximately $1.1 million and $0.7 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was $0.7 million and zero million for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate for the three months ended March 31, 2024 was 24.2% compared with 0.4% for the three months ended March 31, 2023. The effective income tax rates for the three months ended March 31, 2024 and 2023 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates.

The Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy which introduces a 15% global minimum corporate tax for companies with revenues above €750 million calculated on a country-by-country basis. On February 1, 2023, the FASB indicated that it believes the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. Aspects of Pillar Two legislation have been enacted in certain jurisdictions in which the Company operates effective for accounting periods commencing on or after January 1, 2024. However, based on the current revenue threshold, the Company is currently not subject to Pillar Two taxes.

13. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt and accounts payable, which approximate fair value at March 31, 2024 and December 31, 2023, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $136.8 million and $138.6 million at March 31, 2024 and December 31, 2023, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $46.6 million and $54.8 million, respectively, of which $35.5 million and $38.5 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, United Arab Emirates, and China.

14. Commitments and Contingencies

Asbestos cases

The Company's subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through March 31, 2024 for cases involving asbestos-related claims were $6.7 million which together with all legal fees other than corporate counsel expenses have substantially been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $36,000.

Based upon the most recent information available to the Company regarding such claims, there were a total of 327 cases pending against the Company as of March 31, 2024 with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases, as compared with 313 cases that were pending as of December 31, 2023. During the three months ended March 31, 2024, 47 new cases were filed against the Company, and the Company was dismissed from 26 cases and settled 7 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

15. Acquisitions

Kemco Systems Co., LLC

On August 23, 2023, the Company acquired 100% of the equity interests of Kemco for $24.0 million in cash, which was financed with a draw on the Company’s revolving credit facility. During the three months ended March 31, 2024, the Company received $0.4 million from the former owners of Kemco as a working capital adjustment, reducing the purchase price to $23.6 million. As additional consideration, the former owners of Kemco are entitled to earn-out payments up to $4.0 million based upon specified financial results through August 31, 2026. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.2 million. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. As of March 31, 2024, the earnout liability recorded in “Accrued expenses” and "Other liabilities", depending on the anticipated payout timing, on the Condensed Consolidated Balance Sheets is $2.7 million. Kemco designs and manufactures energy and water conservation systems and equipment for applications regarding wastewater reuse and recycle, heat recovery, water heating, and vapor energy. This acquisition advances the Company's position within the North American water and wastewater treatment market within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $2,328)	$8,902
Property and equipment	341
Right-of-use assets from operating leases	1,602
Intangible - finite life	11,610
Goodwill	11,115
Other assets	16
Total assets acquired	33,586
Current liabilities assumed	(6,853)
Other liabilities assumed	(404)
Net assets acquired	$26,329

The Company acquired technology, customer lists and tradename intangible assets valued at $1.4 million, $8.7 million and $1.5 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

Transcend Solutions

On March 31, 2023, the Company acquired 100% of the equity interests of Transcend Solutions, LLC ("Transcend") for $22.4 million, including $20.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, $2.4 million of deferred cash consideration, consisting of $0.4 million of holdback paid within one year and $2.0 million of notes payable due in equal installments over two years, of which $1.0 million was paid during the three months ended March 31, 2024. Transcend is a process filtration solution design and manufacturing company with applications in hydrocarbon and chemical processing. This acquisition improves the Company's short-cycle and long-cycle mix and expands the Company's reach into midstream oil and gas, liquified natural gas, hydrocarbon processing, and chemical processing applications within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $52 and accounts receivable of $1,493)	$2,614
Property and equipment	1,153
Intangible - finite life	8,930
Goodwill	10,839
Other assets	231
Total assets acquired	23,767
Current liabilities assumed	(1,203)
Deferred tax liability	(168)
Net assets acquired	$22,396

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

The Company has finalized the valuation of assets acquired and liabilities assumed related to the acquisition of Wakefield and Transcend. The purchase accounting related to the Kemco acquisition is subject to final adjustment, primarily for the valuation of intangible assets pending final valuation results for such assets and tax balances for the further assessment of the acquiree’s tax positions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition. The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite life, reflect additional interest expense on debt used to fund the acquisition, and to record the income tax consequences of the pro forma adjustments.

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Net sales	$126,332	122,195
Net income attributable to CECO Environmental Corp.	1,508	2,728
Earnings per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

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

The financial segment information is as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$89,349	$74,454
Industrial Process Solutions segment	36,983	38,109
Total net sales	$126,332	$112,563

	Three months ended March 31,
(in thousands)	2024	2023
Income from operations
Engineered Systems segment	$16,277	$9,805
Industrial Process Solutions segment	7,100	5,546
Corporate and Other(1)	(15,691)	(9,890)
Total income from operations	$7,686	$5,461
(1)
Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended March 31,
(in thousands)	2024	2023
Property and equipment additions
Engineered Systems segment	$1,137	$244
Industrial Process Solutions segment	606	1,399
Corporate and Other	1,373	870
Total property and equipment additions	$3,116	$2,513

	Three months ended March 31,
(in thousands)	2024	2023
Depreciation and amortization
Engineered Systems segment	$1,785	$1,212
Industrial Process Solutions segment	1,119	1,158
Corporate and Other	608	515
Total depreciation and amortization	$3,512	$2,885

(in thousands)	March 31, 2024	December 31, 2023
Identifiable assets
Engineered Systems segment	$430,890	$432,098
Industrial Process Solutions segment	143,819	147,740
Corporate and Other(2)	14,311	20,453
Total identifiable assets	$589,020	$600,291
(2)
Corporate and Other assets consist primarily of cash and income tax related assets.

(in thousands)	March 31, 2024	December 31, 2023
Goodwill
Engineered Systems segment	$142,304	$142,229
Industrial Process Solutions segment	69,175	69,097
Total goodwill	$211,479	$211,326

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales), as follows:

	Three months ended March 31, 2024
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$92,518	$(3,082)	$(87)	$—	$89,349
Industrial Process Solutions segment	39,579	(2,535)	—	(61)	36,983
Total net sales	$132,097	$(5,617)	$(87)	$(61)	$126,332

	Three months ended March 31, 2023
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$76,089	$(1,538)	$(97)	$—	$74,454
Industrial Process Solutions segment	39,042	(835)	—	(98)	38,109
Total net sales	$115,131	$(2,373)	$(97)	$(98)	$112,563

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 reflect the consolidated operations of the Company and its subsidiaries.

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

Market Pressures

The senior management team monitors and manages the Company’s ability to operate effectively as the result of market pressures. In particular, we are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we will be able to continue to do so in the future. If we are unable to continue to mitigate the effects of these supply disruptions, our business, results and financial condition could be adversely affected.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
(in millions, except ratios)	2024	2023
Net sales	$126.3	$112.6
Cost of sales	81.2	77.7
Gross profit	$45.1	$34.9
Percent of sales	35.7%	31.0%
Selling and administrative expenses	34.9	27.2
Percent of sales	27.6%	24.2%
Amortization and earnout expenses	2.2	1.7
Acquisition and integration expenses	0.2	0.5
Restructuring expenses	0.1	—
Operating income	$7.7	$5.5
Operating margin	6.1%	4.9%
Other expense, net	$(1.5)	$(0.6)
Interest expense	(3.4)	(2.4)
Income before income taxes	$2.8	$2.5
Income tax expense	0.7	—
Net income	$2.1	$2.5
Noncontrolling interest	(0.6)	(0.5)
Net income attributable to CECO Environmental Corp.	$1.5	$2.0

To compare operating performance between the three months ended March 31, 2024 and 2023, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, and earnout expenses, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, and (3) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended March 31,
(in millions, except ratios)	2024	2023
Operating income as reported in accordance with GAAP	$7.7	$5.5
Operating margin in accordance with GAAP	6.1%	4.9%
Amortization and earnout expenses	2.2	1.7
Acquisition and integration expenses	0.2	0.5
Restructuring expenses	0.1	—
Non-GAAP operating income	$10.2	$7.7
Non-GAAP operating margin	8.1%	6.8%

Orders booked decreased $0.8 million, or 1.0%, to $145.3 million during the three months ended March 31, 2024 compared with $146.1 million in the three months ended March 31, 2023. The decrease is primarily attributable to a decrease of $4.3 million in our Industrial Process Solutions segment, partially offset by an increase of $3.5 million in our Engineered Systems segment. Approximately 94%, or $136.5 million, of the orders for the three months ended March 31, 2024 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date.

Net sales for the three months ended March 31, 2024 increased $13.7 million, or 12.2%, to $126.3 million compared with $112.6 million for the three months ended March 31, 2023. The increase is led by an increase of $12.5 million in our separation, filtration, and industrial water technologies. Approximately 92%, or $116.4 million, of the net sales for the three months ended March 31, 2024 is attributable to organic revenue, defined as revenue recorded subsequent to the twelve month period post-acquisition date.

Gross profit increased $10.2 million, or 29.2%, to $45.1 million in the three months ended March 31, 2024 compared with $34.9 million in the three months ended March 31, 2023. The increase in gross profit is primarily attributable to the increase in sales volume as described above, higher project margin mix and acquisitions of businesses with favorable margins. Gross profit as a percentage of sales increased to 35.7% in the three months ended March 31, 2024 compared with 31.0% in the three months ended March 31, 2023.

Selling and administrative expenses were $34.9 million for the three months ended March 31, 2024 compared with $27.2 million for the three months ended March 31, 2023. The increase is primarily attributable to acquisitions during the prior year, and increased headcount in order to support our growth and expand our global footprint.

Amortization and earnout expense was $2.2 million for the three months ended March 31, 2024 compared with $1.7 million for the three months ended March 31, 2023. The increase in expense is attributable to a $0.5 million increase in definite lived asset amortization due to increased intangible assets attributable to prior year acquisitions.

Operating income increased $2.2 million to $7.7 million for the three months ended March 31, 2024 compared with operating income of $5.5 million for the three months ended March 31, 2023. The increase in operating income is primarily attributable to the increase in net sales.

Non-GAAP operating income was $10.2 million for the three months ended March 31, 2024 compared with $7.7 million for the three months ended March 31, 2023. Non-GAAP operating income as a percentage of sales increased to 8.1% for the three months ended March 31, 2024 from 6.8% for the three months ended March 31, 2023.

Interest expense increased to $3.4 million in the three months ended March 31, 2024 compared with interest expense of $2.4 million for the three months ended March 31, 2023. The increase in interest expense is primarily due to increased debt balances and rising interest rates.

Income tax expense was $0.7 million for the three months ended March 31, 2024 compared with income tax expense of zero for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 was 24.2% compared with 0.4% for the three months ended March 31, 2023. The effective income tax rate for the three months ended March 31, 2024 differs from the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended March 31,
(in thousands)	2024	2023
Net Sales (less intra- and inter-segment sales)
Engineered Systems segment	$89,349	$74,454
Industrial Process Solutions segment	36,983	38,109
Total net sales	$126,332	$112,563

	Three months ended March 31,
(in thousands)	2024	2023
Income from Operations
Engineered Systems segment	$16,277	$9,805
Industrial Process Solutions segment	7,100	5,546
Corporate and Other(1)	(15,691)	(9,890)
Total income from operations	$7,686	$5,461

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment orders booked increased $3.5 million, or 3.6%, to $100.1 million during the three months ended March 31, 2024 compared with $96.6 million in the three months ended March 31, 2023. The increase is primarily attributable to increases of $6.7 million related to dampers and expansion joints and $5.0 million related to emissions management, partially offset by a decrease of $8.3 million related to fluid bed cyclones. Approximately 91%, or $87.8 million, of the orders for the three months ended March 31, 2024 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date.

Our Engineered Systems segment net sales increased $14.8 million to $89.3 million for the three months ended March 31, 2024 compared with $74.5 million for the three months ended March 31, 2023. The increase is led by an increase of $12.5 million in separation, filtration, and industrial water technologies. Approximately 89%, or $79.4 million, of the net sales for the three months ended March 31, 2024 is attributable to organic revenue

Operating income for the Engineered Systems segment increased $6.5 million to $16.3 million for the three months ended March 31, 2024 compared with $9.8 million for the three months ended March 31, 2023. The operating income increase is primarily attributable to higher gross profit related to increased sales of $14.8 million, partially offset by an increase in selling and administrative expense.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment orders booked decreased $4.2 million, or 8.7%, to $45.3 million during the three months ended March 31, 2024 compared with $49.5 million in the three months ended March 31, 2023. The decrease is primarily attributable to a decrease of $10.8 million related to industrial air end markets, partially offset by an increase of $7.0 million related to duct fabrication and installation.

Our Industrial Process Solutions segment net sales decreased $1.1 million to $37.0 million for the three months ended March 31, 2024 compared with $38.1 million for the three months ended March 31, 2023. The decrease is primarily attributable to a decrease of $2.7 million related to industrial air end markets and $0.4 million related to fluid handling, partially offset by an increase of $2.5 million related to duct fabrication and installation.

Operating income for the Industrial Process Solutions segment increased $1.6 million to $7.1 million for the three months ended March 31, 2024 compared with $5.5 million for the three months ended March 31, 2023. The increase is primarily attributable to an increase of $2.0 million in gross profit related to decreased direct costs, primarily related to materials, partially offset by an increase in engineering and administrative expenses.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $5.8 million to $15.7 million for the three months ended March 31, 2024 compared with $9.9 million for the three months ended March 31, 2023. The increase is primarily attributable to investments made to support growth, and inflationary increases for wages and services.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $389.5 million as of March 31, 2024, from $370.9 million as of December 31, 2023. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At March 31, 2024, the Company had working capital of $75.3 million, compared with $94.0 million at December 31, 2023. The ratio of current assets to current liabilities was 1.38 to 1.00 on March 31, 2024, as compared with a ratio of 1.64 to 1.00 on December 31, 2023.

At March 31, 2024 and December 31, 2023, cash and cash equivalents totaled $46.6 million and $54.8 million, respectively. As of March 31, 2024 and December 31, 2023, $35.5 million and $38.5 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023

Outstanding borrowings under Credit Facility (defined below)
     Term loan payable in quarterly principal installments of $550 through September
     2023, $2,232 through September 2025 and $2,977 thereafter with balance due upon maturity in December 2026.

Term loan	$110,191	$112,424
Revolving credit facility	18,100	17,300
Total outstanding borrowings under the Credit Facility	128,291	129,724
Outstanding borrowings under the joint venture term debt	8,535	8,855
Unamortized debt discount	(1,176)	(1,296)
Total outstanding borrowings	135,650	137,283
Less: current portion	(10,580)	(10,488)
Total debt, less current portion	$125,070	$126,795

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of March 31, 2024 and December 31, 2023, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	March 31, 2024	December 31, 2023
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(18.1)	(17.3)
Letters of credit open	(13.5)	(13.3)
Total unused credit availability	$108.4	$109.4
Amount available based on borrowing limitations	$108.4	$99.8

Overview of Cash Flows and Liquidity

	Three months ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$1,224	$(12,021)
Net cash used in investing activities	(2,694)	(26,655)
Net cash (used in) provided by financing activities	(6,528)	34,359
Effect of exchange rate changes on cash and cash equivalents	(422)	(64)
Net decrease in cash	$(8,420)	$(4,381)

Operating Activities

For the three months ended March 31, 2024, $1.2 million of cash was provided by operating activities compared with $12.0 million used in operations in the prior year period, representing an improvement of $13.2 million. Cash flow from operating activities in the first three months of 2024 had a favorable impact year-over-year primarily due to timing of receipt of outstanding receivables.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $2.7 million compared with $26.7 million used in investing activities in the prior year period. For the three months ended March 31, 2024, the $3.1 million cash used in investing activities was primarily the result of acquisitions of property and equipment. In the prior year period, the $26.7 million cash used in investing activities was the result of $24.1 million used for acquisitions as described in Note 15 and $2.5 million for the acquisition of property and equipment.

Financing Activities

For the three months ended March 31, 2024, $6.5 million was used in financing activities compared with $34.4 million provided by financing activities in the prior year period, for an increase of $27.9 million. For the three months ended March 31, 2024, the primary uses of cash for financing activities were $3.0 million to repurchase common stock, $2.6 million to repay long-term debt, $1.0 million of deferred consideration paid for acquisitions and $0.8 million on distributions to the noncontrolling interest, partially offset by $0.8 million in net borrowings. In the prior year period, the Company obtained $34.8 million for net borrowings on the Company’s revolving credit lines, primarily used to finance acquisitions, and $0.8 million in repayment on long-term debt. The Company also received $0.6 million of proceeds from the exercise of stock options.

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

Management believes there have been no changes during the three months ended March 31, 2024 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and include, but are not limited to:

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
•
the potential for fluctuations in prices for manufactured components and raw materials, including as a result of tariffs and surcharges, and rising energy costs
•
inflationary pressures relating to rising raw material costs and the cost of labor;
•
the substantial amount of debt incurred in connection with our strategic transactions and our ability to repay or refinance it or incur additional debt in the future;
•
the impact of federal, state or local government regulations;
•
our ability to repurchase shares of our common stock and the amounts and timing of repurchases;
•
our ability to successfully realize the expected benefits of our restructuring program;
•
economic and political conditions generally;
•
our ability to successfully identify acquisition targets, integrate acquired businesses and realize the synergies from strategic transactions;
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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at March 31, 2024 was $136.8 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2024. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2024 is $1.1 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates and South Korea. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction gains included in “Other expense, net” line of the Condensed Consolidated Statements of Income were $0.8 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2024, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated. Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses in Internal Control over Financial Reporting

Revenue Recognition

As previously reported, we identified a material weakness in internal control over financial reporting relating to management’s review of its revenue recognition for contracts recognized over time isolated to our Engineered Systems segment, which remains unremediated as of March 31, 2024. Specifically, management did not retain appropriate documentation supporting the review of over time revenue recognition for customer contracts within the Engineered Systems segment. This material weakness did not result in any material misstatement in our interim financial statements or disclosures, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Balance Sheet Reconciliations

As previously reported, we identified a material weakness in internal control over financial reporting relating to management’s review of balance sheet reconciliations for certain divisions within our Engineered Systems segment, which has been remediated as of March 31, 2024. Specifically, management did not review the reconciliations prepared for balance sheet accounts for certain divisions within the Engineered Systems segment as required by Company policy. This material weakness did not result in any material misstatement in our interim financial statements or disclosures, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Remediation Efforts to Address Material Weaknesses

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the material weaknesses in internal control over financial reporting, including reinforcing the importance of adherence to Company policies regarding control performance and related documentation with control owners, strengthening existing training programs for control owners, and developing monitoring activities to validate the performance of controls by control owners. As of March 31, 2024, management has reinforced policies through training sessions as well as ongoing communications, and implemented incremental monitoring activities. As of March 31, 2024, these remediation efforts are ongoing as it relates to the material weakness related to revenue recognition, and complete as it relates to the material weakness related to balance sheet reconciliations.

The Company anticipates the actions described above and resulting improvements in controls will strengthen the Company’s processes, procedures and controls related to management’s review of over time revenue recognition and balance sheet reconciliations and will address the related material weaknesses. However, the material weakness related to revenue recognition cannot be considered remediated until the applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above related to revenue recognition and the ongoing remediation of such material weakness, and the remediation of the previous period material weakness related to balance sheet reconciliations, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors that were disclosed in “Part I – Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended March 31, 2024:

	Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	$13,000
February 1, 2024 - February 29, 2024	—	—	—	13,000
March 1, 2024 - March 31, 2024	143,938	20.84	143,938	10,000
Total	143,938	$20.84	143,938

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program as described within Note 9. The program expires on April 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K..

ITEM 6. EXHIBITS

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Kiril Kovachev
Kiril Kovachev
Chief Accounting Officer (principal accounting officer and duly authorized officer)

Date: April 30, 2024