Form 10-Q
period 2024-06-30
CECO ENVIRONMENTAL CORP
filed 2024-07-30
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,960,522 shares of common stock, par value $0.01 per share, as of July 18, 2024.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2024

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	(unaudited) June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$36,523	$54,779
Restricted cash	391	669
Accounts receivable, net allowances of $6,582 and $6,460	126,974	112,733
Costs and estimated earnings in excess of billings on uncompleted contracts	55,378	66,574
Inventories, net	38,475	34,089
Prepaid expenses and other current assets	20,414	11,769
Prepaid income taxes	3,215	824
Total current assets	281,370	281,437
Property, plant and equipment, net	30,290	26,237
Right-of-use assets from operating leases	14,137	16,256
Goodwill	211,144	211,326
Intangible assets – finite life, net	46,086	50,461
Intangible assets – indefinite life	9,522	9,570
Deferred income taxes	263	304
Deferred charges and other assets	5,321	4,700
Total assets	$598,133	$600,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$10,580	$10,488
Accounts payable	90,944	87,691
Accrued expenses	44,736	44,301
Billings in excess of costs and estimated earnings on uncompleted contracts	59,851	56,899
Notes payable	—	2,500
Income taxes payable	1,212	1,227
Total current liabilities	207,323	203,106
Other liabilities	11,196	12,644
Debt, less current portion	120,246	126,795
Deferred income tax liability, net	9,949	8,838
Operating lease liabilities	9,607	11,417
Total liabilities	358,321	362,800
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,923,701 and 34,835,293 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	349	348
Capital in excess of par value	251,560	254,956
Accumulated loss	(394)	(6,387)
Accumulated other comprehensive loss	(16,476)	(16,274)
Total CECO shareholders' equity	235,039	232,643
Noncontrolling interest	4,773	4,848
Total shareholders' equity	239,812	237,491
Total liabilities and shareholders' equity	$598,133	$600,291

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$137,522	$129,181	$263,854	$241,744
Cost of sales	88,475	89,364	169,675	167,034
Gross profit	49,047	39,817	94,179	74,710
Selling and administrative expenses	36,465	28,451	71,372	55,644
Amortization and earnout expenses	2,210	2,273	4,419	4,020
Acquisition and integration expenses	476	332	666	824
Executive transition expenses	—	158	—	158
Restructuring expenses	414	—	554	—
Asbestos litigation expenses	225	—	225	—
Income from operations	9,257	8,603	16,943	14,064
Other (expense) income, net	(679)	121	(2,192)	(453)
Interest expense	(3,254)	(3,750)	(6,667)	(6,158)
Income before income taxes	5,324	4,974	8,084	7,453
Income tax expense	394	984	1,062	993
Net income	4,930	3,990	7,022	6,460
Noncontrolling interest	(445)	(266)	(1,029)	(759)
Net income attributable to CECO Environmental Corp.	$4,485	$3,724	$5,993	$5,701
Earnings per share:
Basic	$0.13	$0.11	$0.17	$0.17
Diluted	$0.12	$0.11	$0.17	$0.16
Weighted average number of common shares outstanding:
Basic	34,918,412	34,619,216	34,881,625	34,531,050
Diluted	36,302,664	35,143,782	36,239,331	35,171,727

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$4,930	$3,990	$7,022	$6,460
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(856)	139	(202)	905
Comprehensive income	$4,074	$4,129	$6,820	$7,365

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	$4,848	$237,491
Net income for the three months ended March 31, 2024	—	—	—	1,508	—	585	2,093
Exercise of stock options	10	—	113	—	—	—	113
Restricted stock units issued	195	2	(2,204)	—	—	—	(2,202)
Share based compensation earned	12	—	1,808	—	—	—	1,808
Common stock repurchase and retirement	(144)	(1)	(3,000)	—	—	—	(3,001)
Translation gain	—	—	—	—	654	—	654
Noncontrolling interest distributions	—	—	—	—	—	(804)	(804)
Balance March 31, 2024	34,908	$349	$251,673	$(4,879)	$(15,620)	$4,629	$236,152
Net income for the three months ended June 30, 2024	—	—	—	4,485	—	445	4,930
Exercise of stock options	10	—	161	—	—	—	161
Restricted stock units issued	92	1	(466)	—	—	—	(465)
Share based compensation earned	—	—	2,191	—	—	—	2,191
Common stock repurchase and retirement	(86)	(1)	(1,999)	—	—	—	(2,000)
Translation loss	—	—	—	—	(856)	—	(856)
Noncontrolling interest distributions	—	—	—	—	—	(301)	(301)
Balance June 30, 2024	34,924	$349	$251,560	$(394)	$(16,476)	$4,773	$239,812

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2022	34,382	$344	$250,174	$(19,298)	$(17,996)	$4,924	$218,148
Net income for the three months ended March 31, 2023	—	—	—	1,978	—	491	2,469
Exercise of stock options	52	1	611	—	—	—	612
Restricted stock units issued	123	1	(622)	—	—	—	(621)
Share based compensation earned	—	—	808	—	—	—	808
Translation gain	—	—	—	—	766	—	766
Balance March 31, 2023	34,557	$346	$250,971	$(17,320)	$(17,230)	$5,415	$222,182
Net income for the three months ended June 30, 2023	—	—	—	3,724	—	266	3,990
Exercise of stock options	25	—	317	—	—	—	317
Restricted stock units issued	132	1	(271)	—	—	—	(270)
Share based compensation earned	24	—	1,389	—	—	—	1,389
Translation gain	—	—	—	—	139	—	139
Noncontrolling interest distributions	—	—	—	—	—	(599)	(599)
Balance June 30, 2023	34,738	$347	$252,406	$(13,596)	$(17,091)	$5,082	$227,148

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$7,022	$6,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,973	5,650
Unrealized foreign currency gain (loss)	691	(863)
Fair value adjustment to earnout liabilities	—	296
Gain on sale of property and equipment	126	78
Debt discount amortization	240	182
Share-based compensation expense	3,847	1,967
Bad debt expense (recoveries)	267	(23)
Inventory reserve expense	669	551
Other	22	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,295)	(39,181)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,610	9,596
Inventories	(5,151)	(4,081)
Prepaid expense and other current assets	(11,164)	(8,319)
Deferred charges and other assets	(412)	(306)
Accounts payable	13,719	6,594
Accrued expenses	1,566	(2,692)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,060	26,005
Income taxes payable	68	601
Other liabilities	(6,967)	(3,126)
Net cash provided by (used in) operating activities	7,891	(611)
Cash flows from investing activities:
Acquisitions of property and equipment	(7,233)	(3,919)
Net cash received (paid) for acquisitions	422	(24,142)
Net cash used in investing activities	(6,811)	(28,061)
Cash flows from financing activities:
Borrowings on revolving credit lines	21,700	65,300
Repayments on revolving credit lines	(23,200)	(33,400)
Repayments of long-term debt	(5,198)	(1,652)
Payments on finance leases and financing liability	(458)	(450)
Deferred consideration paid for acquisitions	(2,050)	(857)
Earnout payments	(1,672)	—
Proceeds from employee stock purchase plan and exercise of stock options	418	1,156
Noncontrolling interest distributions	(1,105)	(599)
Common stock repurchased	(5,000)	—
Net cash (used in) provided by financing activities	(16,565)	29,498
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,049)	1,141
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,534)	1,967
Cash, cash equivalents and restricted cash at beginning of period	55,448	46,585
Cash, cash equivalents and restricted cash at end of period	$36,914	$48,552
Cash paid during the period for:
Interest	$6,574	$5,380
Income taxes	$3,801	$7,605

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2024 and the results of operations, cash flows and shareholders’ equity for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 5, 2024 (the “Form 10-K”).

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

3. Accounts Receivable

Accounts receivable as of June 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accounts receivable	$133,556	$119,193
Provision for credit losses	(6,582)	(6,460)
Total accounts receivable, net	$126,974	$112,733

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2023, were $83.1 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $3.9 million and $3.2 million as of June 30, 2024 and December 31, 2023, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Amounts charged to (recovered from) the provision for credit losses was $0.7 million and $(0.1) million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and zero for the six months ended June 30, 2024 and 2023, respectively.

4. Contract Assets and Liabilities

Contract assets and liabilities as of June 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$55,378	$66,574
Billings in excess of costs and estimated earnings on uncompleted contracts	59,851	56,899

As of the beginning of the prior year period, or January 1, 2023, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $71.0 million and $32.7 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $9.2 million, $7.9 million and $4.5 million as of June 30, 2024, December 31, 2023 and January 1, 2023, respectively. Approximately 70% of the Company's contract liabilities as of December 31, 2023 were recognized as revenue in the six months ended June 30, 2024.

5. Inventories

Inventories as of June 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$27,869	$25,819
Work in process	11,732	9,710
Finished goods	2,905	2,368
Obsolescence allowance	(4,031)	(3,808)
Total inventories	$38,475	$34,089

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

6. Goodwill and Intangible Assets

Goodwill activity for the six months ended June 30, 2024 and the year ended December 31, 2023 was as follows:

(in thousands)	Six months ended June 30, 2024		Year ended December 31, 2023
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$211,326	$9,570	$183,197	$9,508
Acquisitions	110	—	27,152	—
Foreign currency translation	(292)	(48)	977	62
Balance at end of period	$211,144	$9,522	$211,326	$9,570

During the first quarter of 2024, the Company recorded measurement period adjustments related to the acquisition of Kemco Systems Co., LLC ("Kemco"), as discussed in Note 15, resulting in an increase to goodwill.

Finite life intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024		December 31, 2023
(in thousands)	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$16,508	$14,388	$16,517	$14,061
Customer lists	103,471	66,721	103,471	63,420
Tradenames	14,094	5,688	14,094	5,001
Foreign currency adjustments	(1,397)	(207)	(1,083)	56
Total intangible assets – finite life	$132,676	$86,590	$132,999	$82,538

Finite life intangible asset activity for the six months ended June 30, 2024 and 2023 was as follows:

	Six months ended June 30,
(in thousands)	2024	2023
Intangible assets – finite life, net at beginning of period	$50,461	$35,251
Amortization expense	(4,315)	(3,430)
Acquisitions	—	10,708
Foreign currency adjustments	(60)	370
Intangible assets – finite life, net at end of period	$46,086	$42,899

Amortization expense of finite life intangible assets was $2.2 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $4.3 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively. Amortization over the next five years for finite life intangibles is expected to be $4.3 million for the remainder of 2024, $7.6 million in 2025, $6.2 million in 2026, $6.0 million in 2027, and $5.6 million in 2028.

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

As of June 30, 2024, the Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three or six months ended June 30, 2024 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Compensation and related benefits	$8,854	$11,278
Accrued warranty	5,478	5,105
Contract liability	9,197	7,875
Short-term operating lease liability	3,950	4,278
Other	17,257	15,765
Total accrued expenses	$44,736	$44,301

8. Senior Debt

Debt as of June 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023

Outstanding borrowings under Credit Facility (defined below)
     Term loan payable in quarterly principal installments of $550 through September
     2023, $2,232 through September 2025 and $2,977 thereafter with balance due upon maturity in December 2026

Term loan	$107,959	$112,424
Revolving credit facility	15,800	17,300
Total outstanding borrowings under the Credit Facility	123,759	129,724
Outstanding borrowings under the joint venture term debt	8,123	8,855
Unamortized debt discount	(1,056)	(1,296)
Total outstanding borrowings	130,826	137,283
Less: current portion	(10,580)	(10,488)
Total debt, less current portion	$120,246	$126,795

Scheduled principal payments under the Credit Facility and joint venture term debt are $5.3 million for the remainder of 2024, $11.3 million in 2025, $111.4 million in 2026, $3.9 million in 2027, and zero in 2028.

Credit Facility

As of June 30, 2024 and December 31, 2023, $13.2 million and $13.3 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (the "Credit Facility") was $111.0 million and $109.4 million at June 30, 2024 and December 31, 2023, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 7.88% and 8.29% at June 30, 2024 and December 31, 2023, respectively. The effective interest rate was 8.12% and 7.70% at June 30, 2024 and December 31, 2023, respectively.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio (as defined in the Credit Facility). In the third quarter of 2023, the Company entered into an Elevated Ratio Period resulting in a maximum Consolidated Net Leverage Ratio of 4.00 through June 30, 2024, after which time it decreased to 3.50 until the end of the term of the Credit Facility.

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

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Company's Effox-Flextor-Mader, Inc. joint venture ("EFM JV"), for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"). As of June 30, 2024 and December 31, 2023, $8.1 million and $8.9 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at June 30, 2024 and December 31, 2023 was 8.52% and 8.70%, respectively. As of June 30, 2024 and December 31, 2023, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of June 30, 2024, there were $16.7 million in current assets, $26.1 million in long-lived assets, and $30.2 million in total liabilities related to the EFM JV included in the Condensed Consolidated Balance Sheets. As of December 31, 2023, there were $14.5 million in current assets, $26.7 million in long-lived assets, and $12.5 million in total liabilities related to the EFM JV included in the Consolidated Balance Sheets. For the three months ended June 30, 2024 and 2023, the EFM JV accounted for $13.2 million and $9.9 million in revenue, respectively, included in the Company's results. For the six months ended June 30, 2024 and 2023, the EFM JV accounted for $23.9 million and $19.3 million in revenue, respectively, included in the Company's results.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. In March 2023, the Company amended the Credit Facility, allowing letters of credit and bank guarantee issuances of up to $80.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of June 30, 2024 and December 31, 2023, $48.3 million and $45.8 million in bank guarantees were outstanding, respectively, inclusive of $1.9 million and $1.3 million in outstanding bank guarantees as of June 30, 2024 and December 31, 2023, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets, as well as $2.8 million and $2.3 million in outstanding bank guarantees as of June 30, 2024 and December 31, 2023, respectively, under Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China and secured by local assets.

9. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,
(in thousands)	2024	2023
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$4,485	$3,724

Denominator
Basic weighted-average shares outstanding	34,918	34,619
Common stock equivalents arising from stock options and restricted stock awards	1,385	525
Diluted weighted-average shares outstanding	36,303	35,144

The computational components of basic and diluted earnings per share for the six months ended June 30, 2024 and 2023 are as follows:

	Six months ended June 30,
(in thousands)	2024	2023
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$5,993	$5,701

Denominator
Basic weighted-average shares outstanding	34,882	34,531
Common stock equivalents arising from stock options and restricted stock awards	1,357	641
Diluted weighted-average shares outstanding	36,239	35,172

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended June 30, 2024 and 2023, zero and 1.3 million, respectively, and for the six months ended June 30, 2024 and 2023, 0.1 million and 0.7 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. During the three and six months ended June 30, 2024, the Company repurchased approximately 86,000 and 230,000 shares under the program, respectively, for a cost of $2.0 million and $5.0 million, respectively. There were no shares repurchased under the program during the three or six months ended June 30, 2023.

10. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $2.2 million and $1.2 million of share-based compensation related expense during the three months ended June 30, 2024 and 2023, respectively, and $3.8 million and $2.0 million of share-based compensation related expense during the six months ended June 30, 2024 and 2023, respectively.

The Company granted approximately 57,000 and 50,000 restricted stock units during the three months ended June 30, 2024 and 2023, respectively, and approximately 341,000 and 390,000 restricted stock units during the six months ended June 30, 2024 and 2023, respectively. In addition, the Company granted approximately 25,000 and zero stock options during the six months ended June 30, 2024 and 2023, respectively. No stock options were granted during the three months ended June 30, 2024 and 2023.

There were approximately 10,000 and 25,000 options exercised during the three months ended June 30, 2024 and 2023, respectively, for which the Company received $0.2 million and $0.3 million in cash, respectively, from employees and directors. The intrinsic value of options exercised was $0.1 million for each of the three months ended June 30, 2024 and 2023. There were approximately 20,000 and 77,000 options exercised during the six months ended June 30, 2024 and 2023, respectively, for which the Company received $0.3 million and $0.9 million in cash, respectively, from employees and directors. The intrinsic value of options exercised was $0.2 million for each of the six months ended June 30, 2024 and 2023.

11. Pension and Employee Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan for certain union employees. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

The Company presents the components of net periodic benefit cost within “Other (expense) income, net” on the Condensed Consolidated Statements of Income.

Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the pension plan expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Interest cost	$304	$318	$608	$637
Expected return on plan assets	(304)	(285)	(608)	(571)
Amortization of net actuarial loss	57	74	113	148
Net periodic benefit cost	$57	$107	$113	$214

The Company made contributions to its defined benefit plan of $0.2 million during the three and six months ended June 30, 2024. No contributions were made to the plan during the three and six months ended June 30, 2023. For the remainder of 2024, the Company expects to make contributions of $0.9 to fund the pension plan. The unfunded liability of the plan of $4.0 million and $4.1 million as of June 30, 2024 and December 31, 2023, respectively, is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

12. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward remain open for examination by Federal authorities. Tax years from 2017 forward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of June 30, 2024 and December 31, 2023, the liability for uncertain tax positions totaled approximately $0.2 million, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of June 30, 2024 and December 31, 2023, the Company recorded deferred income taxes of approximately $0.8 million and $0.7 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was $0.4 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate for the three months ended June 30, 2024 was 7.4% compared with 19.8% for the three months ended June 30, 2023, and the effective income tax rate for the six months ended June 30, 2024 was 13.1% compared with 13.3% for the six months ended June 30, 2023. The effective income tax rates for the three and six months ended June 30, 2024 and 2023 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates. Additionally, the Company received a tax indemnification payment of $0.5 million, related to a prior year acquisition, in the second quarter of 2024.

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

13. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt and accounts payable, which approximate fair value at June 30, 2024 and December 31, 2023, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $131.9 million and $138.6 million at June 30, 2024 and December 31, 2023, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $36.5 million and $54.8 million, respectively, of which $28.6 million and $38.5 million, respectively, was held outside of the United States, principally in the Netherlands, India, United Kingdom, and China.

14. Commitments and Contingencies

Asbestos cases

The Company's subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through June 30, 2024 for cases involving asbestos-related claims were $6.8 million which together with all legal fees other than corporate counsel expenses have substantially been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $33,000. As of June 30, 2024 and December 31, 2023, the amount recorded within "Accrued expenses" on the Condensed Consolidated Balance Sheets was $0.2 million and zero, respectively, related to asbestos litigation.

Based upon the most recent information available to the Company regarding such claims, there were a total of 333 cases pending against the Company as of June 30, 2024 with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases, as compared with 313 cases that were pending as of December 31, 2023. During the six months ended June 30, 2024, 94 new cases were filed against the Company, and the Company was dismissed from 50 cases and settled 24 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

15. Acquisitions

Kemco Systems Co., LLC

On August 23, 2023, the Company acquired 100% of the equity interests of Kemco for $24.0 million in cash, which was financed with a draw on the Company’s revolving credit facility. During the three months ended March 31, 2024, the Company received $0.4 million from the former owners of Kemco as a working capital adjustment, reducing the purchase price to $23.6 million. As additional consideration, the former owners of Kemco are entitled to earnout payments up to $4.0 million based upon specified financial results through August 31, 2026, of which $1.7 million was paid during the second quarter of 2024. Based on projections at the acquisition date, the Company estimated the fair value of the earnout to be $2.2 million, which was subsequently adjusted to $2.7 million in the first quarter of 2024. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. As of June 30, 2024, the earnout liability recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets is $1.1 million. Kemco designs and manufactures energy and water conservation systems and equipment for applications regarding wastewater reuse and recycle, heat recovery, water heating, and vapor energy. This acquisition advances the Company's position within the North American water and wastewater treatment market within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

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

Transcend Solutions

On March 31, 2023, the Company acquired 100% of the equity interests of Transcend Solutions, LLC ("Transcend") for $22.4 million, including $20.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, $2.4 million of deferred cash consideration, consisting of $0.4 million of holdback paid within one year and $2.0 million of notes payable due in equal installments over two years, of which $1.0 million was paid during the first quarter of 2024. Transcend is a process filtration solution design and manufacturing company with applications in hydrocarbon and chemical processing. This acquisition improves the Company's short-cycle and long-cycle mix and expands the Company's reach into midstream oil and gas, liquified natural gas, hydrocarbon processing, and chemical processing applications within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$137,522	135,260	$263,854	257,455
Net income attributable to CECO Environmental Corp.	4,485	4,292	5,993	7,019
Earnings per share:
Basic	$0.13	$0.12	$0.17	$0.20
Diluted	$0.12	$0.12	$0.17	$0.20

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

The financial segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$97,392	$87,522	$186,741	$161,977
Industrial Process Solutions segment	40,130	41,659	77,113	79,767
Total net sales	$137,522	$129,181	$263,854	$241,744

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Income from operations
Engineered Systems segment	$19,330	$14,089	$35,607	$23,894
Industrial Process Solutions segment	5,669	4,586	12,769	10,131
Corporate and Other(1)	(15,742)	(10,072)	(31,433)	(19,961)
Total income from operations	$9,257	$8,603	$16,943	$14,064
(1)
Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Property and equipment additions
Engineered Systems segment	$890	$444	$2,027	$688
Industrial Process Solutions segment	429	312	1,035	1,711
Corporate and Other	2,804	1,406	4,171	1,520
Total property and equipment additions	$4,123	$2,162	$7,233	$3,919

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization
Engineered Systems segment	$1,814	$1,274	$3,599	$2,486
Industrial Process Solutions segment	1,131	949	2,250	2,107
Corporate and Other	516	542	1,124	1,057
Total depreciation and amortization	$3,461	$2,765	$6,973	$5,650

(in thousands)	June 30, 2024	December 31, 2023
Identifiable assets
Engineered Systems segment	$427,732	$432,098
Industrial Process Solutions segment	144,132	147,740
Corporate and Other(2)	26,269	20,453
Total identifiable assets	$598,133	$600,291
(2)
Corporate and Other assets consist primarily of cash and income tax related assets.

(in thousands)	June 30, 2024	December 31, 2023
Goodwill
Engineered Systems segment	$142,058	$142,229
Industrial Process Solutions segment	69,086	69,097
Total goodwill	$211,144	$211,326

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales), as follows:

	Three months ended June 30, 2024
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$102,141	$(4,553)	$(196)	$—	$97,392
Industrial Process Solutions segment	44,673	(4,440)	—	(103)	40,130
Total net sales	$146,814	$(8,993)	$(196)	$(103)	$137,522

	Three months ended June 30, 2023
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$95,880	$(7,995)	$(363)	$—	$87,522
Industrial Process Solutions segment	44,641	(2,806)	—	(176)	41,659
Total net sales	$140,521	$(10,801)	$(363)	$(176)	$129,181

	Six months ended June 30, 2024
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$194,659	$(7,635)	$(283)	$—	$186,741
Industrial Process Solutions segment	84,252	(6,975)	—	(164)	77,113
Total net sales	$278,911	$(14,610)	$(283)	$(164)	$263,854

	Six months ended June 30, 2023
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$171,970	$(9,533)	$(460)	$—	$161,977
Industrial Process Solutions segment	83,682	(3,641)	—	(274)	79,767
Total net sales	$255,652	$(13,174)	$(460)	$(274)	$241,744

17. Subsequent Events

On July 29, 2024, the Company completed its acquisition of EnviroCare International (“EnviroCare"), based in American Canyon, California. EnviroCare is a leading, international designer and provider of industrial exhaust air contamination treatment and control systems, solutions and services across a wide range of industrial and municipal applications. This acquisition advances the Company's leadership position within the industrial processing solutions segment by adding a range of solutions and access to new geographic markets and industrial segments. The purchase price was approximately $17 million and financed using a combination of cash on the balance sheet and borrowings under the Company’s existing Credit Facility. The impact of this acquisition is not included in the Company's results for the three or six months ended June 30, 2024. The initial accounting for the acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, complete disclosures as required under ASC 805, Business Combinations cannot be made at this time.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 reflect the consolidated operations of the Company and its subsidiaries.

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

Market Pressures

The senior management team monitors and manages the Company’s ability to operate effectively as the result of market pressures. We are monitoring key materials market indexes and trends and adjusting our material procurement strategies accordingly. We have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we will be able to continue to do so in the future. If we are unable to mitigate the effects of supply disruptions, our business, results and financial condition could be adversely affected.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2024	2023	2024	2023
Net sales	$137.5	$129.2	$263.9	$241.7
Cost of sales	88.5	89.4	169.7	167.0
Gross profit	$49.0	$39.8	$94.2	$74.7
Percent of sales	35.6%	30.8%	35.7%	30.9%
Selling and administrative expenses	36.4	28.4	71.4	55.6
Percent of sales	26.5%	22.0%	27.1%	23.0%
Amortization and earnout expenses	2.2	2.3	4.4	4.0
Acquisition and integration expenses	0.5	0.3	0.7	0.8
Restructuring expenses	0.4	—	0.6	—
Executive transition expenses	—	0.2	—	0.2
Asbestos litigation expenses	0.2	—	0.2	—
Operating income	$9.3	$8.6	$16.9	$14.1
Operating margin	6.8%	6.7%	6.4%	5.8%
Other (income) expense, net	$(0.7)	$0.1	$(2.2)	$(0.5)
Interest expense	(3.3)	(3.7)	(6.7)	(6.2)
Income before income taxes	$5.3	$5.0	$8.0	$7.4
Income tax expense	0.4	1.0	1.1	1.0
Net income	$4.9	$4.0	$6.9	$6.4
Noncontrolling interest	(0.4)	(0.3)	(1.0)	(0.8)
Net income attributable to CECO Environmental Corp.	$4.5	$3.7	$5.9	$5.6

To compare operating performance between the three and six months ended June 30, 2024 and 2023, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, and earnout expenses, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) executive transition expenses, including fees and expenses incurred in the search for and hiring of new executives, (4) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, and (5) asbestos litigation expenses, related to expected future settlement payments.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2024	2023	2024	2023
Operating income as reported in accordance with GAAP	$9.3	$8.6	$16.9	$14.1
Operating margin in accordance with GAAP	6.8%	6.7%	6.4%	5.8%
Amortization and earnout expenses	2.2	2.3	4.4	4.0
Acquisition and integration expenses	0.5	0.3	0.7	0.8
Restructuring expenses	0.4	—	0.6	—
Executive transition expenses	—	0.2	—	0.2
Asbestos litigation expenses	0.2	—	0.2	—
Non-GAAP operating income	$12.6	$11.4	$22.8	$19.1
Non-GAAP operating margin	9.2%	8.8%	8.6%	7.9%

Orders booked decreased $22.1 million, or 13.6%, to $140.8 million during the three months ended June 30, 2024 compared with $162.9 million in the three months ended June 30, 2023. The decrease is primarily driven by a decrease related to emissions management, offset by an increase related to our separation, filtration and industrial water technologies. Of the $140.8 million in orders booked during the three months ended June 30, 2024, $12.2 million is attributable to acquisitions that occurred during the preceding twelve month period.

Orders booked decreased $22.9 million, or 7%, to $286.1 million during the six months ended June 30, 2024 compared with $309.0 million in the six months ended June 30, 2023. The decrease is primarily driven by a decrease related to emissions management, offset by an increase related to our separation, filtration and industrial water technologies. Of the $286.1 million in orders booked during the six months ended June 30, 2024, $21.0 million is attributable to acquisitions that occurred during the preceding twelve month period.

Net sales for the three months ended June 30, 2024 increased $8.3 million, or 6.4%, to $137.5 million compared with $129.2 million for the three months ended June 30, 2023. The increase is broad-based, led by an increase of $5.2 million related to our separation, filtration and industrial water technologies. Approximately 97%, or $132.8 million, of net sales for the three months ended June 30, 2024 is attributable to organic revenue, defined as revenue recorded subsequent to the twelve month period post-acquisition date.

Net sales for the six months ended June 30, 2024 increased $22.2 million, or 9.2%, to $263.9 million compared with $241.7 million for the six months ended June 30, 2023. The increase is broad-based, led by an increase of $17.8 million related to separation, filtration, and industrial water technologies. Approximately 94% or $249.2 million, of net sales for the six months ended June 30, 2024 is attributable to organic revenue.

Gross profit increased $9.2 million, or 23.1%, to $49.0 million in the three months ended June 30, 2024 compared with $39.8 million in the three months ended June 30, 2023. The increase in gross profit is primarily attributable to sales mix, project execution and flow through from higher booked margins, as well as continued benefits from sourcing and value engineering. Gross profit as a percentage of sales increased to 35.6% in the three months ended June 30, 2024 compared with 30.8% in the three months ended June 30, 2023.

Gross profit increased $19.5 million, or 26.1%, to $94.2 million in the six months ended June 30, 2024 compared with $74.7 million in the six months ended June 30, 2023. The increase in gross profit is primarily attributable to sales mix, project execution and flow through from higher booked margins, as well as continued benefits from sourcing and value engineering. Gross profit as a percentage of sales increased to 35.7% in the six months ended June 30, 2024 compared with 30.9% in the six months ended June 30, 2023.

Selling and administrative expenses were $36.4 million for the three months ended June 30, 2024 compared with $28.4 million for the three months ended June 30, 2023. The increase is primarily attributable to acquisitions during the prior year, workforce merit and other annual compensation adjustments, and investments in functional support for sourcing and manufacturing benefits.

Selling and administrative expenses were $71.4 million for the six months ended June 30, 2024 compared with $55.6 million for the six months ended June 30, 2023. The increase is primarily attributable to acquisitions during the prior year, workforce merit and other annual compensation adjustments, and investments in functional support for sourcing and manufacturing benefits.

Amortization and earnout expense was $2.2 million for the three months ended June 30, 2024, compared with $2.3 million for the three months ended June 30, 2023.

Amortization and earnout expense was $4.4 million for the six months ended June 30, 2024 compared with $4.0 million for the six months ended June 30, 2023. The increase in expense is attributable to an increase of $0.7 million in earnout expense and an increase of $0.4 million in definite lived asset amortization due to increased intangible assets attributable to prior year acquisitions.

Operating income increased $0.7 million to $9.3 million for the three months ended June 30, 2024 compared with operating income of $8.6 million for the three months ended June 30, 2023. The increase in operating income is primarily attributable to the increase in net sales.

Operating income increased $2.8 million to $16.9 million for the six months ended June 30, 2024 compared with operating income of $14.1 million for the six months ended June 30, 2023. The increase in operating income is primarily attributable to the increase in net sales.

Non-GAAP operating income was $12.6 million for the three months ended June 30, 2024 compared with $11.4 million for the three months ended June 30, 2023. Non-GAAP operating income as a percentage of sales increased to 9.2% for the three months ended June 30, 2024 from 8.8% for the three months ended June 30, 2023.

Non-GAAP operating income was $22.8 million for the six months ended June 30, 2024 compared with $19.1 million for the six months ended June 30, 2023. Non-GAAP operating income as a percentage of sales increased to 8.6% for the three months ended June 30, 2024 from 7.9% for the six months ended June 30, 2023.

Interest expense decreased to $3.3 million in the three months ended June 30, 2024 compared with interest expense of $3.8 million for the three months ended June 30, 2023. The decrease in interest expense is primarily due to reduction of the debt balance.

Interest expense increased to $6.7 million in the six months ended June 30, 2024 compared with interest expense of $6.2 million for the six months ended June 30, 2023. The increase in interest expense is primarily due to rising interest rates.

Income tax expense was $0.4 million for the three months ended June 30, 2024 compared with income tax expense of $1.0 million for the three months ended June 30, 2023. Income tax expense was $1.1 million for the six months ended June 30, 2024 compared with income tax expense of $1.0 million for the six months ended June 30, 2023. The effective income tax rate for the three months ended June 30, 2024 was 7.4% compared with 19.8% for the three months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024 was 13.1% compared with 13.3% for the six months ended June 30, 2023. The effective income tax rates for the three and six months ended June 30, 2024 differ from the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate. Additionally, we received a tax indemnification payment of $0.5 million, related to a prior year acquisition, in the second quarter of 2024.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net Sales (less intra- and inter-segment sales)
Engineered Systems segment	$97,392	$87,522	$186,741	$161,977
Industrial Process Solutions segment	40,130	41,659	77,113	79,767
Total net sales	$137,522	$129,181	$263,854	$241,744

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Income from Operations
Engineered Systems segment	$19,330	$14,089	$35,607	$23,894
Industrial Process Solutions segment	5,669	4,586	12,769	10,131
Corporate and Other(1)	(15,742)	(10,072)	(31,433)	(19,961)
Total income from operations	$9,257	$8,603	$16,943	$14,064

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment orders booked decreased $3.4 million, or 3.2%, to $100.6 million during the three months ended June 30, 2024 compared with $103.9 million in the three months ended June 30, 2023. The decrease is primarily driven by a decrease related to emissions management, offset by an increase related to dampers and expansion joints. Of the $100.6 million in orders booked during the three months ended June 30, 2024, $12.2 million is attributable to acquisitions that occurred during the preceding twelve month period.

Our Engineered Systems segment orders booked were $200.0 million during the six months ended June 30, 2024 compared with $200.5 million in the six months ended June 30, 2023. Of the $200.0 million in orders booked during the six months ended June 30, 2024, $21.0 million is attributable to acquisitions that occurred during the preceding twelve month period.

Our Engineered Systems segment net sales increased $9.9 million to $97.4 million for the three months ended June 30, 2024 compared with $87.5 million for the three months ended June 30, 2023. The increase is led by an increase of $5.2 million related to our separation, filtration, and industrial water technologies. Approximately 95%, or $92.7 million, of net sales for the three months ended June 30, 2024 is attributable to organic revenue.

Our Engineered Systems segment net sales increased $24.7 million to $186.7 million for the six months ended June 30, 2024 compared with $162.0 million for the six months ended June 30, 2023. The increase is led by an increase of $17.8 million related to our separation, filtration, and industrial water technologies. Approximately 92%, or $172.1 million, of net sales for the six months ended June 30, 2024 is attributable to organic revenue.

Operating income for the Engineered Systems segment increased $5.2 million to $19.3 million for the three months ended June 30, 2024 compared with $14.1 million for the three months ended June 30, 2023. The increase is primarily attributable to increased net sales, partially offset by an increase in direct costs.

Operating income for the Engineered Systems segment increased $11.7 million to $35.6 million for the six months ended June 30, 2024 compared with $23.9 million for the six months ended June 30, 2023. The increase is primarily attributable to increased net sales, partially offset by an increase in direct costs.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment orders booked decreased $18.7 million, or 31.8%, to $40.2 million during the three months ended June 30, 2024 compared with $58.9 million in the three months ended June 30, 2023. The decrease is primarily driven by a decrease related to industrial air end markets, offset by an increase related to duct fabrication and installation.

Our Industrial Process Solutions segment orders booked decreased $23.0 million, or 21.2%, to $85.5 million during the six months ended June 30, 2024 compared with $108.5 million in the six months ended June 30, 2023. The decrease is primarily driven by a decrease related to industrial air end markets, offset by an increase related to duct fabrication and installation.

Our Industrial Process Solutions segment net sales were $40.1 million for the three months ended June 30, 2024 compared with $41.7 million for the three months ended June 30, 2023. All sales for the three months ended June 30, 2024 represent organic revenue.

Our Industrial Process Solutions segment net sales were $77.1 million for the six months ended June 30, 2024 compared with $79.8 million for the six months ended June 30, 2023. All sales for the six months ended June 30, 2024 represent organic revenue.

Operating income for the Industrial Process Solutions segment increased $1.1 million to $5.7 million for the three months ended June 30, 2024 compared with $4.6 million for the three months ended June 30, 2023. The increase is primarily attributable to a decrease in direct costs, partially offset by a decrease in net sales.

Operating income for the Industrial Process Solutions segment increased $2.7 million to $12.8 million for the six months ended June 30, 2024 compared with $10.1 million for the six months ended June 30, 2023. The increase is primarily attributable to increased sales, partially offset by an increase in direct costs.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $5.6 million to $15.7 million for the three months ended June 30, 2024 compared with $10.1 million for the three months ended June 30, 2023. The increase is primarily attributable to investments made to support growth inclusive of acquisition and integration expenses, and inflationary increases for wages and services.

Operating expense for the Corporate and Other segment increased $11.4 million to $31.4 million for the six months ended June 30, 2024 compared with $20.0 million for the six months ended June 30, 2023. The increase is primarily attributable to investments made to support growth inclusive of acquisition and integration expenses, and inflationary increases for wages and services.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $390.9 million as of June 30, 2024 from $370.9 million as of December 31, 2023. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At June 30, 2024, the Company had working capital of $74.1 million, compared with $78.3 million at December 31, 2023. The ratio of current assets to current liabilities was 1.36 to 1.00 on June 30, 2024, as compared with a ratio of 1.39 to 1.00 on December 31, 2023. The decrease in the ratio was driven by timing of cash receipts and payments to suppliers.

At June 30, 2024 and December 31, 2023, cash and cash equivalents totaled $36.5 million and $54.8 million, respectively. As of June 30, 2024 and December 31, 2023, $28.6 million and $38.5 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023

Outstanding borrowings under Credit Facility (defined below)
     Term loan payable in quarterly principal installments of $550 through September
     2023, $2,232 through September 2025 and $2,977 thereafter with balance due upon maturity in December 2026

Term loan	$107,959	$112,424
Revolving credit facility	15,800	17,300
Total outstanding borrowings under the Credit Facility	123,759	129,724
Outstanding borrowings under the joint venture term debt	8,123	8,855
Unamortized debt discount	(1,056)	(1,296)
Total outstanding borrowings	130,826	137,283
Less: current portion	(10,580)	(10,488)
Total debt, less current portion	$120,246	$126,795

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of June 30, 2024 and December 31, 2023, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	June 30, 2024	December 31, 2023
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(15.8)	(17.3)
Letters of credit open	(13.2)	(13.3)
Total unused credit availability	$111.0	$109.4
Amount available based on borrowing limitations	$111.0	$99.8

Overview of Cash Flows and Liquidity

	Six months ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$7,891	$(611)
Net cash used in investing activities	(6,811)	(28,061)
Net cash (used in) provided by financing activities	(16,565)	29,498
Effect of exchange rate changes on cash and cash equivalents	(3,049)	1,141
Net (decrease) increase in cash	$(18,534)	$1,967

Operating Activities

For the six months ended June 30, 2024, $7.9 million of cash was provided by operating activities compared with $0.6 million used in operations in the prior year period, representing $8.5 million additional cash generated. Cash flow from operating activities in the first six months of 2024 increased year-over-year primarily due to timing of costs and billings on uncompleted contracts, and improved management of payments to suppliers.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $6.8 million compared with $28.1 million used in investing activities in the prior year period. For the six months ended June 30, 2024, the $6.8 million cash used in investing activities was primarily the result of acquisitions of property and equipment. In the prior year period, the $28.1 million cash used in investing activities was the result of $24.1 million used for acquisitions as described in Note 15 and $3.9 million for the acquisition of property and equipment.

Financing Activities

For the six months ended June 30, 2024, $16.6 million was used in financing activities compared with $29.5 million provided by financing activities in the prior year period, for a decrease of $12.9 million. For the six months ended June 30, 2024, the primary uses of cash for financing activities were $6.7 million to repay long-term debt, $5.0 million to repurchase common stock, $2.1 million of deferred consideration paid for acquisitions, $1.7 million for earnout payments and $1.1 million on distributions to the noncontrolling interest. In the prior year period, the Company used $31.9 million for net borrowings on the Company’s revolving credit lines, primarily used to finance acquisitions, $1.7 million in repayment on long-term debt, $0.9 million on deferred payments for acquisitions, and $0.6 million on distributions to the noncontrolling interest. The Company also received $1.2 million of proceeds from the exercise of stock options and the employee stock purchase plan.

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

Management believes there have been no changes during the six months ended June 30, 2024 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at June 30, 2024 was $131.9 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2024. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2024 is $1.0 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates and South Korea. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction gains included in “Other (expense) income, net” line of the Condensed Consolidated Statements of Income were $0.5 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024, as the result of the remediation of the material weaknesses in our internal control over financial reporting discussed below, which were previously reported.

Management believes that the condensed consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with accounting principles generally accepted in the United States of America.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Revenue Recognition

As previously reported, we identified a material weakness in internal control over financial reporting relating to management’s review of its revenue recognition for contracts recognized over time isolated to our Engineered Systems segment, which was remediated as of June 30, 2024. Specifically, management did not retain appropriate documentation supporting the review of over time revenue recognition for customer contracts within the Engineered Systems segment. This material weakness did not result in any material misstatement in our interim financial statements or disclosures, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Balance Sheet Reconciliations

As previously reported, we identified a material weakness in internal control over financial reporting relating to management’s review of balance sheet reconciliations for certain divisions within our Engineered Systems segment, which was remediated as of March 31, 2024. Specifically, management did not review the reconciliations prepared for balance sheet accounts for certain divisions within the Engineered Systems segment as required by Company policy. This material weakness did not result in any material misstatement in our interim financial statements or disclosures, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Remediation Efforts to Address Material Weaknesses

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the material weaknesses in internal control over financial reporting, including reinforcing the importance of adherence to Company policies regarding control performance and related documentation with control owners, strengthening existing training programs for control owners, and developing monitoring activities to validate the performance of controls by control owners. Management has reinforced policies through training sessions as well as ongoing communications, and implemented incremental monitoring activities. As of June 30, 2024, these remediation efforts are complete.

Changes in Internal Control Over Financial Reporting

Other than the remediation of the previous period material weaknesses as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended June 30, 2024:

	Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	$10,000
May 1, 2024 - May 31, 2024	48,102	23.09	48,102	8,889
June 1, 2024 - June 30, 2024	38,251	23.25	38,251	8,000
Total	86,353	$23.16	86,353

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program as described within Note 9 to the unaudited Condensed Consolidated Financial Statements. The program expires on April 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1

Certificate of Amendment to the Certificate of Incorporation of CECO Environmental Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)

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

Date: July 30, 2024