Form 10-Q
period 2024-09-30
CECO ENVIRONMENTAL CORP
filed 2024-10-29
CIK 3197

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 0-07099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5080 Spectrum Drive Suite 800E Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 357-6181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CECO	The NASDAQ Stock Market LLC

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 34,979,018 shares of common stock, par value $0.01 per share, as of October 17, 2024.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2024

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	(unaudited) September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38,700	$54,779
Restricted cash	226	669
Accounts receivable, net of allowances of $7,214 and $6,460	100,111	112,733
Costs and estimated earnings in excess of billings on uncompleted contracts	68,500	66,574
Inventories, net	37,760	34,089
Prepaid expenses and other current assets	27,143	11,769
Prepaid income taxes	3,826	824
Total current assets	276,266	281,437
Property, plant and equipment, net	32,306	26,237
Right-of-use assets from operating leases	24,690	16,256
Goodwill	220,026	211,326
Intangible assets – finite life, net	51,547	50,461
Intangible assets – indefinite life	9,598	9,570
Deferred income taxes	287	304
Deferred charges and other assets	6,792	4,700
Total assets	$621,512	$600,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$10,580	$10,488
Accounts payable	92,316	87,691
Accrued expenses	43,762	44,301
Billings in excess of costs and estimated earnings on uncompleted contracts	64,801	56,899
Notes payable	1,700	2,500
Income taxes payable	—	1,227
Total current liabilities	213,159	203,106
Other liabilities	10,336	12,644
Debt, less current portion	122,818	126,795
Deferred income tax liability, net	9,622	8,838
Operating lease liabilities	19,696	11,417
Total liabilities	375,631	362,800
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,979,018 and 34,835,293 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	349	348
Capital in excess of par value	253,590	254,956
Retained earnings (accumulated loss)	1,692	(6,387)
Accumulated other comprehensive loss	(14,374)	(16,274)
Total CECO shareholders' equity	241,257	232,643
Noncontrolling interest	4,624	4,848
Total shareholders' equity	245,881	237,491
Total liabilities and shareholders' equity	$621,512	$600,291

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net sales	$135,513	$149,390	$399,367	$391,134
Cost of sales	90,247	106,269	259,921	273,303
Gross profit	45,266	43,121	139,446	117,831
Selling and administrative expenses	34,262	30,439	105,636	86,082
Amortization and earnout expenses	2,617	1,968	7,036	5,988
Acquisition and integration expenses	1,210	1,386	1,876	2,210
Executive transition expenses	—	1,258	—	1,417
Restructuring expenses	(10)	217	544	217
Asbestos litigation expenses	—	—	225	—
Income from operations	7,187	7,853	24,129	21,917
Other expense, net	(398)	(216)	(2,589)	(670)
Interest expense	(2,648)	(3,340)	(9,315)	(9,498)
Income before income taxes	4,141	4,297	12,225	11,749
Income tax expense	1,602	585	2,664	1,577
Net income	2,539	3,712	9,561	10,172
Noncontrolling interest	(453)	(382)	(1,482)	(1,140)
Net income attributable to CECO Environmental Corp.	$2,086	$3,330	$8,079	$9,032
Earnings per share:
Basic	$0.06	$0.10	$0.23	$0.26
Diluted	$0.06	$0.09	$0.22	$0.26
Weighted average number of common shares outstanding:
Basic	34,966,625	34,771,742	34,910,165	34,612,163
Diluted	36,488,788	35,301,429	36,322,690	35,215,843

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$2,539	$3,712	$9,561	$10,172
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	2,102	(1,160)	1,900	(255)
Comprehensive income	$4,641	$2,552	$11,461	$9,917

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss)	Loss	interest	Equity
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	$4,848	$237,491
Net income for the three months ended March 31, 2024	—	—	—	1,508	—	585	2,093
Exercise of stock options	10	—	113	—	—	—	113
Restricted stock units issued	195	2	(2,204)	—	—	—	(2,202)
Share based compensation earned	12	—	1,808	—	—	—	1,808
Common stock repurchase and retirement	(144)	(1)	(3,000)	—	—	—	(3,001)
Translation gain	—	—	—	—	654	—	654
Noncontrolling interest distributions	—	—	—	—	—	(804)	(804)
Balance March 31, 2024	34,908	$349	$251,673	$(4,879)	$(15,620)	$4,629	$236,152
Net income for the three months ended June 30, 2024	—	—	—	4,485	—	445	4,930
Exercise of stock options	10	—	161	—	—	—	161
Restricted stock units issued	92	1	(466)	—	—	—	(465)
Share based compensation earned	—	—	2,191	—	—	—	2,191
Common stock repurchase and retirement	(86)	(1)	(1,999)	—	—	—	(2,000)
Translation loss	—	—	—	—	(856)	—	(856)
Noncontrolling interest distributions	—	—	—	—	—	(301)	(301)
Balance June 30, 2024	34,924	$349	$251,560	$(394)	$(16,476)	$4,773	$239,812
Net income for the three months ended September 30, 2024	—	—	—	2,086	—	453	2,539
Exercise of stock options	8	—	94	—	—	—	94
Restricted stock units issued	27	—	(340)	—	—	—	(340)
Share based compensation earned	20	—	2,276	—	—	—	2,276
Translation gain	—	—	—	—	2,102	—	2,102
Noncontrolling interest distributions	—	—	—	—	—	(602)	(602)
Balance September 30, 2024	34,979	$349	$253,590	$1,692	$(14,374)	$4,624	$245,881

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2022	34,382	$344	$250,174	$(19,298)	$(17,996)	$4,924	$218,148
Net income for the three months ended March 31, 2023	—	—	—	1,978	—	491	2,469
Exercise of stock options	52	1	611	—	—	—	612
Restricted stock units issued	123	1	(622)	—	—	—	(621)
Share based compensation earned	—	—	808	—	—	—	808
Translation gain	—	—	—	—	766	—	766
Balance March 31, 2023	34,557	$346	$250,971	$(17,320)	$(17,230)	$5,415	$222,182
Net income for the three months ended June 30, 2023	—	—	—	3,724	—	266	3,990
Exercise of stock options	25	—	317	—	—	—	317
Restricted stock units issued	132	1	(271)	—	—	—	(270)
Share based compensation earned	24	—	1,389	—	—	—	1,389
Translation gain	—	—	—	—	139	—	139
Noncontrolling interest distributions	—	—	—	—	—	(599)	(599)
Balance June 30, 2023	34,738	$347	$252,406	$(13,596)	$(17,091)	$5,082	$227,148
Net income for the three months ended September 30, 2023	—	—	—	3,330	—	382	3,712
Exercise of stock options	25	—	281	—	—	—	281
Restricted stock units issued	48	—	(203)	—	—	—	(203)
Share based compensation earned	—	—	1,129	—	—	—	1,129
Translation loss	—	—	—	—	(1,160)	—	(1,160)
Noncontrolling interest distributions	—	—	—	—	—	(765)	(765)
Balance September 30, 2023	34,811	$347	$253,613	$(10,266)	$(18,251)	$4,699	$230,142

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$9,561	$10,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,536	8,769
Unrealized foreign currency gain (loss)	201	(138)
Fair value adjustment to earnout liabilities	400	296
Gain on sale of property and equipment	135	43
Debt discount amortization	357	271
Share-based compensation expense	5,790	3,096
Bad debt expense	404	154
Inventory reserve expense	850	526
Other	77	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,653	(25,961)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,498)	6,006
Inventories	(4,305)	(10,395)
Prepaid expense and other current assets	(18,059)	(8,228)
Deferred charges and other assets	(2,755)	(268)
Accounts payable	15,387	21,162
Accrued expenses	(550)	7,868
Billings in excess of costs and estimated earnings on uncompleted contracts	7,286	19,330
Income taxes payable	(1,140)	261
Other liabilities	(9,330)	(3,473)
Net cash provided by operating activities	23,000	29,491
Cash flows from investing activities:
Acquisitions of property and equipment	(11,237)	(5,511)
Net cash paid for acquisitions	(14,954)	(48,102)
Net cash used in investing activities	(26,191)	(53,613)
Cash flows from financing activities:
Borrowings on revolving credit lines	58,400	94,200
Repayments on revolving credit lines	(54,800)	(63,200)
Repayments of long-term debt	(7,843)	(2,478)
Payments on finance leases and financing liability	(692)	(680)
Deferred consideration paid for acquisitions	(2,050)	(1,247)
Earnout payments	(1,672)	(1,496)
Proceeds from employee stock purchase plan and exercise of stock options	846	1,435
Noncontrolling interest distributions	(1,707)	(1,364)
Common stock repurchased	(5,000)	—
Net cash (used in) provided by financing activities	(14,518)	25,170
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,187	703
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,522)	1,751
Cash, cash equivalents and restricted cash at beginning of period	55,448	46,585
Cash, cash equivalents and restricted cash at end of period	$38,926	$48,336
Cash paid during the period for:
Interest	$9,714	$8,531
Income taxes	$6,779	$8,633

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2024 and the results of operations, cash flows and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 5, 2024 (the “Form 10-K”).

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

3. Accounts Receivable

Accounts receivable as of September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accounts receivable	$107,325	$119,193
Provision for credit losses	(7,214)	(6,460)
Total accounts receivable, net	$100,111	$112,733

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2023, were $83.1 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $5.3 million and $3.2 million as of September 30, 2024 and December 31, 2023, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Amounts charged to the provision for credit losses was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.2 for the nine months ended September 30, 2024 and 2023, respectively.

4. Contract Assets and Liabilities

Contract assets and liabilities as of September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$68,500	$66,574
Billings in excess of costs and estimated earnings on uncompleted contracts	64,801	56,899

As of the beginning of the prior year period, or January 1, 2023, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $71.0 million and $32.7 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $8.3 million, $7.9 million and $4.5 million as of September 30, 2024, December 31, 2023 and January 1, 2023, respectively. Approximately 80% of the Company's contract liabilities as of December 31, 2023 were recognized as revenue in the nine months ended September 30, 2024.

5. Inventories

Inventories as of September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$27,871	$25,819
Work in process	11,041	9,710
Finished goods	2,855	2,368
Obsolescence allowance	(4,007)	(3,808)
Total inventories	$37,760	$34,089

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.2 million and zero for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

6. Goodwill and Intangible Assets

Goodwill activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 was as follows:

(in thousands)	Nine months ended September 30, 2024		Year ended December 31, 2023
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$211,326	$9,570	$183,197	$9,508
Acquisitions	7,689	—	27,152	—
Foreign currency translation	1,011	28	977	62
Balance at end of period	$220,026	$9,598	$211,326	$9,570

During the first quarter of 2024, the Company recorded measurement period adjustments related to the acquisition of Kemco Systems Co., LLC ("Kemco"), as discussed in Note 15, resulting in an increase to goodwill of $0.1 million. During the third quarter of 2024, the Company completed its acquisition of EnviroCare International, as discussed in Note 15, resulting in goodwill of $7.6 million.

Finite life intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024		December 31, 2023
(in thousands)	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$17,248	$14,552	$16,517	$14,061
Customer lists	109,151	68,380	103,471	63,420
Tradenames	14,914	6,030	14,094	5,001
Foreign currency adjustments	(1,396)	(592)	(1,083)	56
Total intangible assets – finite life	$139,917	$88,370	$132,999	$82,538

Finite life intangible asset activity for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine months ended September 30,
(in thousands)	2024	2023
Intangible assets – finite life, net at beginning of period	$50,461	$35,251
Amortization expense	(6,478)	(5,306)
Acquisitions	7,250	22,318
Foreign currency adjustments	314	77
Intangible assets – finite life, net at end of period	$51,547	$52,340

Amortization expense of finite life intangible assets was $2.2 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $6.5 million and $5.3 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization over the next five years for finite life intangibles is expected to be $2.2 million for the remainder of 2024, $8.4 million in 2025, $7.3 million in 2026, $7.1 million in 2027, and $6.7 million in 2028.

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

As of September 30, 2024, the Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. The Company did not identify any triggering events during the three or nine months ended September 30, 2024 that would require an interim impairment assessment of goodwill or intangible assets.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Compensation and related benefits	$10,829	$11,278
Accrued warranty	5,224	5,105
Contract liability	8,313	7,875
Short-term operating lease liability	4,402	4,278
Other	14,994	15,765
Total accrued expenses	$43,762	$44,301

8. Senior Debt

Debt as of September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023

Outstanding borrowings under Credit Facility (defined below)
     Term loan payable in quarterly principal installments of $550 through September
     2023, $2,232 through September 2025 and $2,977 thereafter with balance due upon maturity in December 2026

Term loan	$105,727	$112,424
Revolving credit facility	20,900	17,300
Total outstanding borrowings under the Credit Facility	126,627	129,724
Outstanding borrowings under the joint venture term debt	7,710	8,855
Unamortized debt discount	(939)	(1,296)
Total outstanding borrowings	133,398	137,283
Less: current portion	(10,580)	(10,488)
Total debt, less current portion	$122,818	$126,795

Scheduled principal payments under the Credit Facility and joint venture term debt are $2.6 million for the remainder of 2024, $11.3 million in 2025, $116.5 million in 2026, $3.9 million in 2027, and zero in 2028.

Credit Facility

As of September 30, 2024 and December 31, 2023, $13.8 million and $13.3 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans (the "Credit Facility") was $82.7 million and $109.4 million at September 30, 2024 and December 31, 2023, respectively. Revolving loans may be borrowed, repaid and reborrowed until December 17, 2026, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 7.33% and 8.29% at September 30, 2024 and December 31, 2023, respectively. The effective interest rate was 8.09% and 7.70% at September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

On October 7, 2024, the Company entered into the Third Amended and Restated Credit Agreement which amends and restates in its entirety the Company’s Credit Facility. The amended credit agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $400.0 million. See Note 17 for further information.

Joint Venture Debt

On March 7, 2022, the Company's Effox-Flextor-Mader, Inc. joint venture ("EFM JV"), for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC ("GRC"). As of September 30, 2024 and December 31, 2023, $7.7 million and $8.9 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at September 30, 2024 and December 31, 2023 was 7.96% and 8.70%, respectively. As of September 30, 2024 and December 31, 2023, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of September 30, 2024, there were $16.9 million in current assets, $25.8 million in long-lived assets, and $31.3 million in total liabilities related to the EFM JV included in the Condensed Consolidated Balance Sheets. As of December 31, 2023, there were $14.5 million in current assets, $26.7 million in long-lived assets, and $12.5 million in total liabilities related to the EFM JV included in the Consolidated Balance Sheets. For the three months ended September 30, 2024 and 2023, the EFM JV accounted for $10.7 million and $9.0 million in revenue, respectively, included in the Company's results. For the nine months ended September 30, 2024 and 2023, the EFM JV accounted for $34.6 million and $28.3 million in revenue, respectively, included in the Company's results. For the three months ended September 30, 2024 and 2023, the EFM JV accounted for $1.2 million and $1.0 million in net income, respectively, included in the Company's results. For the nine months ended September 30, 2024 and 2023, the EFM JV accounted for $3.9 million and $3.0 million in net income, respectively, included in the Company's results.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. In March 2023, the Company amended the Credit Facility, allowing letters of credit and bank guarantee issuances of up to $80.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of September 30, 2024 and December 31, 2023, $46.3 million and $45.8 million in bank guarantees were outstanding, respectively, inclusive of $1.7 million and $1.3 million in outstanding bank guarantees as of September 30, 2024 and December 31, 2023, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets, as well as $2.4 million and $2.3 million in outstanding bank guarantees as of September 30, 2024 and December 31, 2023, respectively, under Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China and secured by local assets.

9. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,
(in thousands)	2024	2023
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$2,086	$3,330

Denominator
Basic weighted-average shares outstanding	34,967	34,772
Common stock equivalents arising from stock options and restricted stock awards	1,522	529
Diluted weighted-average shares outstanding	36,489	35,301

The computational components of basic and diluted earnings per share for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine months ended September 30,
(in thousands)	2024	2023
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$8,079	$9,032

Denominator
Basic weighted-average shares outstanding	34,910	34,612
Common stock equivalents arising from stock options and restricted stock awards	1,413	604
Diluted weighted-average shares outstanding	36,323	35,216

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended September 30, 2024 and 2023, zero and zero, respectively, and for the nine months ended September 30, 2024 and 2023, 0.1 million and 0.7 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. During the three and nine months ended September 30, 2024, the Company repurchased approximately zero and 230,000 shares under the program, respectively, for a cost of zero and $5.0 million, respectively. There were no shares repurchased under the program during the three or nine months ended September 30, 2023.

10. Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires the Company to recognize compensation expense for share-based awards, measured at the fair value of the awards at the grant date. The Company recognized $1.9 million and $1.2 million of share-based compensation related expense during the three months ended September 30, 2024 and 2023, respectively, and $5.8 million and $3.1 million of share-based compensation related expense during the nine months ended September 30, 2024 and 2023, respectively.

The Company granted approximately zero and 345,000 restricted stock units during the three months ended September 30, 2024 and 2023, respectively, and approximately 341,000 and 733,000 restricted stock units during the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company granted approximately 25,000 and zero stock options during the nine months ended September 30, 2024 and 2023, respectively. No stock options were granted during the three months ended September 30, 2024 and 2023.

There were approximately 8,000 and 25,000 options exercised during the three months ended September 30, 2024 and 2023, respectively, for which the Company received $0.1 million and $0.3 million in cash, respectively, from employees and directors. The intrinsic value of options exercised was $0.1 million for each of the three months ended September 30, 2024 and 2023. There were approximately 28,000 and 101,000 options exercised during the nine months ended September 30, 2024 and 2023, respectively, for which the Company received $0.4 million and $1.2 million in cash, respectively, from employees and directors. The intrinsic value of options exercised was $0.3 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the pension plan expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Interest cost	$304	$318	$912	$955
Expected return on plan assets	(308)	(285)	(915)	(856)
Amortization of net actuarial loss	57	74	169	223
Net periodic benefit cost	$53	$107	$166	$322

The Company made contributions to its defined benefit plan of $0.9 million and $1.1 during the three and nine months ended September 30, 2024, respectively. No contributions were made to the plan during the three and nine months ended September 30, 2023. No additional contributions are expected for the remainder of 2024. The unfunded liability of the plan of $3.0 million and $4.1 million as of September 30, 2024 and December 31, 2023, respectively, is included in “Other liabilities” on the Condensed Consolidated Balance Sheets.

12. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward remain open for examination by Federal authorities. Tax years from 2017 forward remain open for all significant state and foreign authorities.

The Company accounts for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes.” As of September 30, 2024 and December 31, 2023, the liability for uncertain tax positions totaled approximately $0.2 million, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of September 30, 2024 and December 31, 2023, the Company recorded deferred income taxes of approximately $0.9 million and $0.7 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was $1.6 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $2.7 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate for the three months ended September 30, 2024 was 38.7% compared with 13.6% for the three months ended September 30, 2023, and the effective income tax rate for the nine months ended September 30, 2024 was 21.8% compared with 13.4% for the nine months ended September 30, 2023. The effective income tax rates for the three and nine months ended September 30, 2024 and 2023 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates. Additionally, the Company received a tax indemnification payment of $0.5 million, related to a prior year acquisition, in the second quarter of 2024.

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

13. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt and accounts payable, which approximate fair value at September 30, 2024 and December 31, 2023, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $134.3 million and $138.6 million at September 30, 2024 and December 31, 2023, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $38.7 million and $54.8 million, respectively, of which $25.3 million and $38.5 million, respectively, was held outside of the United States, principally in the Netherlands, India, United Kingdom, and China.

14. Commitments and Contingencies

Asbestos cases

The Company's subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through September 30, 2024 for cases involving asbestos-related claims were $7.0 million which together with all legal fees other than corporate counsel expenses have substantially been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $33,000. As of September 30, 2024 and December 31, 2023, the amount recorded within "Accrued expenses" on the Condensed Consolidated Balance Sheets was $0.2 million and zero, respectively, related to asbestos litigation.

Based upon the most recent information available to the Company regarding such claims, there were a total of 343 cases pending against the Company as of September 30, 2024 with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases, as compared with 313 cases that were pending as of December 31, 2023. During the nine months ended September 30, 2024, 136 new cases were filed against the Company, and the Company was dismissed from 71 cases and settled 35 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

15. Acquisitions

EnviroCare International LLC

On July 29, 2024, the Company completed its acquisition of EnviroCare International LLC (“EnviroCare"), based in American Canyon, California. EnviroCare is an international designer and provider of industrial exhaust air contamination treatment and control systems, solutions and services across a wide range of industrial and municipal applications. The estimated purchase price was approximately $13.0 million consisting of $15.7 million paid at closing and a seller promissory note of $1.7 million, partially offset by an estimated working capital adjustment of $4.4 million. The acquisition was financed using a combination of cash on the balance sheet and borrowings under the Company’s existing Credit Facility. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $374 and accounts receivable of $405)	$3,111
Property and equipment	17
Intangible - finite life	7,250
Goodwill	7,579
Total assets acquired	17,957
Current liabilities assumed	(4,949)
Net assets acquired	$13,008

The Company acquired technology, customer lists and tradename intangible assets valued at $0.8 million, $0.8 million and $5.7 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During each of the three and nine months ended September 30, 2024, EnviroCare accounted for $2.4 million in revenue and $0.3 million of net income in the Company's results.

Kemco Systems Co., LLC

On August 23, 2023, the Company acquired 100% of the equity interests of Kemco for $24.0 million in cash, which was financed with a draw on the Company’s revolving credit facility. During the three months ended March 31, 2024, the Company received $0.4 million from the former owners of Kemco as a working capital adjustment, reducing the purchase price to $23.6 million. As additional consideration, the former owners of Kemco are entitled to earnout payments up to $4.0 million based upon specified financial results through August 31, 2026, of which $1.7 million was paid during the second quarter of 2024. Based on projections at the acquisition date, the Company estimated the fair value of the earnout to be $2.2 million, which was subsequently adjusted to $2.7 million in the first quarter of 2024. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. As of September 30, 2024, the earnout liability recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets is $1.5 million which reflects a fair value adjustment of $0.4 million during the third quarter of 2024. Kemco designs and manufactures energy and water conservation systems and equipment for applications regarding wastewater reuse and recycle, heat recovery, water heating, and vapor energy. This acquisition advances the Company's position within the North American water and wastewater treatment market within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

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

The Company has finalized the valuation of assets acquired and liabilities assumed related to the acquisitions of Kemco, Wakefield and Transcend. The purchase accounting related to the EnviroCare acquisition is subject to final adjustment, primarily for the final determination of post-close adjustment for net working capital. The preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed and finalizes the post-close adjustment amount. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net sales	$136,533	156,503	$406,507	420,078
Net income attributable to CECO Environmental Corp.	2,838	4,257	9,910	11,881
Earnings per share:
Basic	$0.08	$0.12	$0.28	$0.34
Diluted	$0.08	$0.12	$0.27	$0.34

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

The financial segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales (less intra-, inter-segment sales)
Engineered Systems segment	$91,277	$105,540	$278,018	$267,516
Industrial Process Solutions segment	44,236	43,850	121,349	123,618
Total net sales	$135,513	$149,390	$399,367	$391,134

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Income from operations
Engineered Systems segment	$15,837	$15,759	$51,444	$39,601
Industrial Process Solutions segment	8,065	5,586	20,834	15,769
Corporate and Other(1)	(16,715)	(13,492)	(48,149)	(33,453)
Total income from operations	$7,187	$7,853	$24,129	$21,917
(1)
Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Property and equipment additions
Engineered Systems segment	$645	$392	$2,672	$1,081
Industrial Process Solutions segment	690	570	1,725	2,281
Corporate and Other	2,669	629	6,840	2,149
Total property and equipment additions	$4,004	$1,591	$11,237	$5,511

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization
Engineered Systems segment	$1,817	$1,462	$5,416	$3,948
Industrial Process Solutions segment	1,148	1,109	3,398	3,217
Corporate and Other	598	548	1,722	1,604
Total depreciation and amortization	$3,563	$3,119	$10,536	$8,769

(in thousands)	September 30, 2024	December 31, 2023
Identifiable assets
Engineered Systems segment	413,069	$432,098
Industrial Process Solutions segment	166,933	147,740
Corporate and Other(2)	41,509	20,453
Total identifiable assets	$621,512	$600,291
(2)
Corporate and Other assets consist primarily of cash and income tax related assets.

(in thousands)	September 30, 2024	December 31, 2023
Goodwill
Engineered Systems segment	$142,616	$142,229
Industrial Process Solutions segment	77,410	69,097
Total goodwill	$220,026	$211,326

Intra-segment and Inter-segment Revenues

The Company has multiple divisions that sell to each other within segments (intra-segment sales) and between segments (inter-segment sales), as follows:

	Three months ended September 30, 2024
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$98,527	$(6,952)	$(298)	$—	$91,277
Industrial Process Solutions segment	51,379	(6,918)	—	(225)	44,236
Total net sales	$149,906	$(13,870)	$(298)	$(225)	$135,513

	Three months ended September 30, 2023
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$114,605	$(8,639)	$(426)	$—	$105,540
Industrial Process Solutions segment	49,264	(5,231)	—	(183)	43,850
Total net sales	$163,869	$(13,870)	$(426)	$(183)	$149,390

	Nine months ended September 30, 2024
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$293,186	$(14,587)	$(581)	$—	$278,018
Industrial Process Solutions segment	135,631	(13,893)	—	(389)	121,349
Total net sales	$428,817	$(28,480)	$(581)	$(389)	$399,367

	Nine months ended September 30, 2023
			Less Inter-Segment Sales
(in thousands)	Total Sales	Intra- Segment Sales	Industrial Process Solutions	Engineered Systems	Net Sales to Outside Customers
Net sales
Engineered Systems segment	$286,575	$(18,173)	$(886)	$—	$267,516
Industrial Process Solutions segment	132,946	(8,871)	—	(457)	123,618
Total net sales	$419,521	$(27,044)	$(886)	$(457)	$391,134

17. Subsequent Events

On October 29, 2024, the Company announced that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire for cash all of the shares of Profire Energy, Inc. (Nasdaq: PFIE) ("Profire"), with the transaction expected to be completed in first quarter of 2025. Profire is a leader in burner management technology and combustion control systems that provide mission-critical combustion automation and control solutions and services to improve environmental efficiency, safety and reliability for industrial thermal applications globally. Profire is headquartered in Lindon, Utah and has locations in Texas, Pennsylvania, Colorado, Ohio and Alberta, Canada.

Under the terms of the Merger Agreement, a subsidiary of the Company will commence a tender offer to acquire all issued and outstanding shares of Profire’s common stock at a price of $2.55 per share, in cash, without interest and subject to applicable withholding tax. The tender offer will initially remain open for 20 business days from the date of commencement of the tender offer, subject to extension under certain circumstances. The transaction implies an equity value of approximately $125 million and a total enterprise value for Profire of approximately $108 million. The tender offer is subject to customary closing conditions, including that at least a majority of the outstanding shares of Profire’s common stock are tendered and not withdrawn in the tender offer and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Upon completion of the transaction, Profire will become a wholly-owned subsidiary of CECO and shares of Profire’s common stock will no longer be listed on any public market.

The impact of this pending transaction is not included in the Company's financial results for the three or nine months ended September 30, 2024 and is not expected to impact financial results for the fourth quarter of 2024.

On October 2, 2024, the Company completed the acquisition of WK Germany KG, GmbH and WK Asia-Pacific Pte. Ltd. (collectively, "WK Group"). WK Group, with locations in Germany, Singapore, China and India, designs and engineers a broad range of cutting-edge technical equipment and systems for process and environmental and surface technology applications, as well as innovative sustainable solutions. This acquisition advances the Company's footprint and capabilities within the industrial processing solutions segment. The purchase price paid at closing was €10.8 million, inclusive of net cash at close, (approximately $11.9 million), financed using borrowings under the Company's existing Credit Facility. There is also an earnout arrangement based on the achievement of specified financial targets through September 30, 2025, as defined in the purchase agreement. The impact of this acquisition is not included in the Company's results for the three or nine months ended September 30, 2024. The initial accounting for the acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition and filing of this Quarterly Report on Form 10-Q. As a result, complete disclosures as required under ASC 805, Business Combinations cannot be made at this time.

On October 7, 2024, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent (the “Agent”), which amended and restated in its entirety the Company’s Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto and the Agent. The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $400.0 million (the “Amended Credit Facility”). At the Company’s option, the Company may increase the aggregate principal amount of the Amended Credit Facility from time to time by an additional aggregate principal amount of up to (a) $125.0 million plus (b) such additional amount, if any, as would not cause the Consolidated Secured Net Leverage Ratio (as defined in the Amended Credit Agreement) to exceed 3.00 to 1.00 after giving pro forma effect to such increased amount, in additional revolving credit and/or one or more tranches of term loans, subject to certain conditions, including the consent of the Agent and any increasing or additional lenders.

The Amended Credit Facility will mature on October 7, 2029. The Credit Facility will accrue interest (a) with respect to base rate loans, at an annual rate equal to an applicable rate of between 0.75% and 2.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate equal to the highest of (1) the Agent’s prime rate, (2) the federal funds rate plus one-half of 1.00%, (3) Daily Simple SOFR (as defined in the Credit Agreement) plus 1.00% and (4) 1.00%, (b) for all other loans, at an annual rate equal to an applicable rate of between 1.75% and 3.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate determined based on the denominated currency and, as applicable pursuant to the Amended Credit Agreement, whether the Company has elected for interest on such loans to accrue at a daily rate or a term rate: (a) for term rate loans, if denominated (1) in U.S. Dollars, Term SOFR (as defined in the Amended Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in euros, EURIBOR, (3) in Canadian dollars, the Term CORRA Rate (as defined in the Credit Agreement) plus 0.29547% for a one-month interest period and 0.32138% for a three-month interest period or (4) in a currency other than (1)-(3), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent, and (b) for daily rate loans, if denominated (1) in U.S. dollars, Daily Simple SOFR (as defined in the Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in pounds sterling, a rate per annum equal to SONIA (as defined in the Credit Agreement) plus 0.0326% per annum or (3) in a currency other than (1) or (2), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent.

The Amended Credit Facility contains covenants and representations and warranties that are usual and customary for similar transactions. With respect to financial covenants, the Company is required to maintain a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00 and a Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement) not greater than 3.00 to 1.00, in each case as of the last day of each fiscal quarter of the Company. At the election of the Company and subject to certain restrictions contained in the Amended Credit Agreement, following the occurrence of a Permitted Acquisition (as defined in the Credit Agreement) involving aggregate consideration of $15.0 million or more, such maximum

Consolidated Net Leverage Ratio and Consolidated Secured Net Leverage Ratio may be increased to 4.50 to 1.00 and 3.50 to 1.00, respectively, for the fiscal quarter in which such Permitted Acquisition is consummated and the subsequent three fiscal quarters of the Company. The Company is also required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) as of the last day of each fiscal quarter of the Company of not less than 1.25 to 1.00.

CECO ENVIRONMENTAL CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 reflect the consolidated operations of the Company and its subsidiaries.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2024	2023	2024	2023
Net sales	$135.5	$149.4	$399.4	$391.1
Cost of sales	90.2	106.3	259.9	273.3
Gross profit	$45.3	$43.1	$139.5	$117.8
Percent of sales	33.4%	28.8%	34.9%	30.1%
Selling and administrative expenses	34.3	30.3	105.7	86.1
Percent of sales	25.3%	20.3%	26.5%	22.0%
Amortization and earnout expenses	2.6	2.0	7.1	6.0
Acquisition and integration expenses	1.2	1.4	1.9	2.2
Restructuring expenses	—	0.2	0.5	0.2
Executive transition expenses	—	1.3	—	1.4
Asbestos litigation expenses	—	—	0.2	—
Operating income	$7.2	$7.9	$24.1	$21.9
Operating margin	5.3%	5.3%	6.0%	5.6%
Other expense, net	$(0.4)	$(0.2)	$(2.5)	$(0.7)
Interest expense	(2.6)	(3.3)	(9.3)	(9.5)
Income before income taxes	$4.2	$4.4	$12.3	$11.7
Income tax expense	1.6	0.6	2.7	1.6
Net income	$2.6	$3.8	$9.6	$10.1
Noncontrolling interest	(0.5)	(0.4)	(1.5)	(1.1)
Net income attributable to CECO Environmental Corp.	$2.1	$3.4	$8.1	$9.0

To compare operating performance between the three and nine months ended September 30, 2024 and 2023, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, and earnout expenses, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) executive transition expenses, including fees and expenses incurred in the search for and hiring of new executives, (4) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, and (5) asbestos litigation expenses, related to expected future settlement payments.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2024	2023	2024	2023
Operating income as reported in accordance with GAAP	$7.2	$7.9	$24.1	$21.9
Operating margin in accordance with GAAP	5.3%	5.3%	6.0%	5.6%
Amortization and earnout expenses	2.6	2.0	7.1	6.0
Acquisition and integration expenses	1.2	1.4	1.9	2.2
Restructuring expenses	—	0.2	0.5	0.2
Executive transition expenses	—	1.3	—	1.4
Asbestos litigation expenses	—	—	0.2	—
Non-GAAP operating income	$11.0	$12.8	$33.8	$31.7
Non-GAAP operating margin	8.1%	8.6%	8.5%	8.1%

Orders booked increased $16.8 million, or 11.5%, to $162.3 million during the three months ended September 30, 2024 compared with $145.5 million in the three months ended September 30, 2023. The increase is broad-based with year-over-year growth in both the Engineered Systems and Industrial Process Solutions segments. Notable technologies attributing to the broad-based increase include emissions management and industrial ducting. Of the $162.3 million in orders booked during the three months ended September 30, 2024, $4.6 million is attributable to acquisitions that occurred during the preceding twelve month period.

Orders booked decreased $6.1 million, or 1%, to $448.3 million during the nine months ended September 30, 2024 compared with $454.4 million in the nine months ended September 30, 2023. The decrease is primarily related to two unique industrial air bookings from the first half of 2023 that were not expected to repeat. Of the $448.3 million in orders booked during the nine months ended September 30, 2024, $25.6 million is attributable to acquisitions that occurred during the preceding twelve month period.

Net sales for the three months ended September 30, 2024 decreased $13.9 million, or 9.3%, to $135.5 million compared with $149.4 million for the three months ended September 30, 2023. The decrease is entirely attributable to the Engineered Systems segment, notably driven by variability in timing of large order bookings. On a trailing twelve-month basis, Engineered Systems revenue has increased $49.8 million, or 14.6%. Approximately 94%, or $127.6 million, of net sales for the three months ended September 30, 2024 is attributable to organic revenue, defined as revenue recorded subsequent to the twelve month period post-acquisition date.

Net sales for the nine months ended September 30, 2024 increased $8.3 million, or 2.1%, to $399.4 million compared with $391.1 million for the nine months ended September 30, 2023. The increase is broad-based, led by an increase of $10.5 million across multiple technologies within the Engineered Systems segment. Approximately 94% or $376.8 million, of net sales for the nine months ended September 30, 2024 is attributable to organic revenue.

Gross profit increased $2.2 million, or 5.1%, to $45.3 million in the three months ended September 30, 2024 compared with $43.1 million in the three months ended September 30, 2023. The increase in gross profit is primarily attributable to sales mix, project execution and flow through from higher booked margins, as well as continued benefits from sourcing and value engineering. Gross profit as a percentage of sales increased to 33.4% in the three months ended September 30, 2024 compared with 28.8% in the three months ended September 30, 2023.

Gross profit increased $21.7 million, or 18.4%, to $139.5 million in the nine months ended September 30, 2024 compared with $117.8 million in the nine months ended September 30, 2023. The increase in gross profit is primarily attributable to sales mix, project execution and flow through from higher booked margins, as well as continued benefits from sourcing and value engineering. Gross profit as a percentage of sales increased to 34.9% in the nine months ended September 30, 2024 compared with 30.1% in the nine months ended September 30, 2023.

Selling and administrative expenses were $34.3 million for the three months ended September 30, 2024 compared with $30.3 million for the three months ended September 30, 2023. The increase is primarily attributable to workforce merit and other annual compensation adjustments, and investments in functional support for sourcing and manufacturing benefits.

Selling and administrative expenses were $105.7 million for the nine months ended September 30, 2024 compared with $86.1 million for the nine months ended September 30, 2023. The increase is primarily attributable to workforce merit and other annual compensation adjustments, and investments in functional support for sourcing and manufacturing benefits.

Amortization and earnout expense was $2.6 million for the three months ended September 30, 2024, compared with $2.0 million for the three months ended September 30, 2023.

Amortization and earnout expense was $7.1 million for the nine months ended September 30, 2024 compared with $6.0 million for the nine months ended September 30, 2023. The increase in expense is attributable to an increase of $0.4 million in earnout expense and increases in definite lived asset amortization due to increased intangible assets attributable to current and prior year acquisitions.

Operating income decreased $0.7 million to $7.2 million for the three months ended September 30, 2024 compared with operating income of $7.9 million for the three months ended September 30, 2023. The decrease in operating income is primarily attributable to the increase in selling and administrative expenses, partially offset by the increased gross profit.

Operating income increased $2.2 million to $24.1 million for the nine months ended September 30, 2024 compared with operating income of $21.9 million for the nine months ended September 30, 2023. The increase in operating income is primarily attributable to the increase in net sales.

Non-GAAP operating income was $11.0 million for the three months ended September 30, 2024 compared with $12.8 million for the three months ended September 30, 2023. Non-GAAP operating income as a percentage of sales decreased to 8.1% for the three months ended September 30, 2024 from 8.6% for the three months ended September 30, 2023.

Non-GAAP operating income was $33.8 million for the nine months ended September 30, 2024 compared with $31.7 million for the nine months ended September 30, 2023. Non-GAAP operating income as a percentage of sales increased to 8.5% for the three months ended September 30, 2024 from 8.1% for the nine months ended September 30, 2023.

Interest expense decreased to $2.6 million in the three months ended September 30, 2024 compared with interest expense of $3.3 million for the three months ended September 30, 2023. The decrease in interest expense is primarily due to reduction of the debt balance.

Interest expense decreased to $9.3 million in the nine months ended September 30, 2024 compared with interest expense of $9.5 million for the nine months ended September 30, 2023. The decrease in interest expense is primarily due to reduction of the debt balance.

Income tax expense was $1.6 million for the three months ended September 30, 2024 compared with income tax expense of $0.6 million for the three months ended September 30, 2023. Income tax expense was $2.7 million for the nine months ended September 30, 2024 compared with income tax expense of $1.6 million for the nine months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024 was 38.7% compared with 13.6% for the three months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024 was 21.8% compared with 13.4% for the nine months ended September 30, 2023. The effective income tax rates for the three and nine months ended September 30, 2024 differ from the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate. Additionally, we received a tax indemnification payment of $0.5 million, related to a prior year acquisition, in the second quarter of 2024.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net Sales (less intra- and inter-segment sales)
Engineered Systems segment	$91,277	$105,540	$278,018	$267,516
Industrial Process Solutions segment	44,236	43,850	121,349	123,618
Total net sales	$135,513	$149,390	$399,367	$391,134

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Income from Operations
Engineered Systems segment	$15,837	$15,759	$51,444	$39,601
Industrial Process Solutions segment	8,065	5,586	20,834	15,769
Corporate and Other(1)	(16,715)	(13,492)	(48,149)	(33,453)
Total income from operations	$7,187	$7,853	$24,129	$21,917

(1) Includes corporate compensation, professional services, information technology and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment orders booked increased $13.2 million, or 12.1%, to $122.1 million during the three months ended September 30, 2024 compared with $108.9 million in the three months ended September 30, 2023. The increase is primarily driven by power end market bookings at emissions management, partially offset by a decrease in bookings at acoustics technologies. Of the $122.1 million in orders booked during the three months ended September 30, 2024, $4.0 million is attributable to an acquisition that occurred during the preceding twelve month period.

Our Engineered Systems segment orders booked were $322.8 million during the nine months ended September 30, 2024 compared with $309.4 million in the nine months ended September 30, 2023. The increase is primarily attributable to growth in water and wastewater treatment technologies. Of the $322.8 million in orders booked during the nine months ended September 30, 2024, $22.0 million is attributable to acquisitions that occurred during the preceding twelve month period.

Our Engineered Systems segment net sales decreased $14.2 million to $91.3 million for the three months ended September 30, 2024 compared with $105.5 million for the three months ended September 30, 2023. The decrease is entirely attributable to the variability in timing of large order bookings. On a trailing twelve-month basis, Engineered Systems revenue has increased $49.8 million, or

14.6%. Approximately 94%, or $85.8 million, of net sales for the three months ended September 30, 2024 is attributable to organic revenue.

Our Engineered Systems segment net sales increased $10.5 million to $278.0 million for the nine months ended September 30, 2024 compared with $267.5 million for the nine months ended September 30, 2023. The increase is led by growth in our separation, filtration, and industrial water technologies, partially offset by power end market revenue. Approximately 93%, or $257.9 million, of net sales for the nine months ended September 30, 2024 is attributable to organic revenue.

Operating income for the Engineered Systems segment is flat at $15.8 million for the three months ended September 30, 2024 compared with $15.8 million for the three months ended September 30, 2023. The increase is primarily attributable to increased net sales, partially offset by an increase in direct costs.

Operating income for the Engineered Systems segment increased $11.8 million to $51.4 million for the nine months ended September 30, 2024 compared with $39.6 million for the nine months ended September 30, 2023. The increase is primarily attributable to increased net sales, partially offset by an increase in direct costs.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment orders booked increased $3.6 million, or 9.8%, to $40.1 million during the three months ended September 30, 2024 compared with $36.5 million in the three months ended September 30, 2023. The increase is wholly driven by an increase in our industrial ducting business. Of the $40.1 million in orders booked during the three months ended September 30, 2024, $0.6 million is attributable to an acquisition that occurred during the preceding twelve month period.

Our Industrial Process Solutions segment orders booked decreased $19.4 million, or 13.4%, to $125.6 million during the nine months ended September 30, 2024 compared with $145.0 million in the nine months ended September 30, 2023. The decrease is primarily related to two unique industrial air bookings from the first half of 2023 that were not expected to repeat. Of the $125.6 million in orders booked during the nine months ended September 30, 2024, $0.6 million is attributable to an acquisition that occurred during the preceding twelve month period.

Our Industrial Process Solutions segment net sales were $44.2 million for the three months ended September 30, 2024 compared with $43.9 million for the three months ended September 30, 2023. Approximately 95%, or $41.8 million, of net sales for the three months ended September 30, 2024 is attributable to organic revenue.

Our Industrial Process Solutions segment net sales were $121.3 million for the nine months ended September 30, 2024 compared with $123.6 million for the nine months ended September 30, 2023. Approximately 98%, or $118.9 million, of net sales for the nine months ended September 30, 2024 is attributable to organic revenue.

Operating income for the Industrial Process Solutions segment increased $2.5 million to $8.1 million for the three months ended September 30, 2024 compared with $5.6 million for the three months ended September 30, 2023. The increase is primarily attributable to a decrease in direct costs, partially offset by a decrease in net sales.

Operating income for the Industrial Process Solutions segment increased $5.0 million to $20.8 million for the nine months ended September 30, 2024 compared with $15.8 million for the nine months ended September 30, 2023. The increase is primarily attributable to increased sales, partially offset by an increase in direct costs.

Corporate and Other Segment

Operating expense for the Corporate and Other segment increased $3.2 million to $16.7 million for the three months ended September 30, 2024 compared with $13.5 million for the three months ended September 30, 2023. The increase is primarily attributable to investments made to support growth inclusive of acquisition and integration expenses, and inflationary increases for wages and services.

Operating expense for the Corporate and Other segment increased $14.6 million to $48.1 million for the nine months ended September 30, 2024 compared with $33.5 million for the nine months ended September 30, 2023. The increase is primarily attributable to investments made to support growth inclusive of acquisition and integration expenses, and inflationary increases for wages and services.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $437.5 million as of September 30, 2024 from $370.9 million as of December 31, 2023. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 18 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At September 30, 2024, the Company had working capital of $63.1 million, compared with $78.3 million at December 31, 2023. The ratio of current assets to current liabilities was 1.30 to 1.00 on September 30, 2024, as compared with a ratio of 1.39 to 1.00 on December 31, 2023. The decrease in the ratio was driven by timing of cash receipts and payments to suppliers.

At September 30, 2024 and December 31, 2023, cash and cash equivalents totaled $38.7 million and $54.8 million, respectively. As of September 30, 2024 and December 31, 2023, $25.3 million and $38.5 million, respectively, of our cash and cash equivalents were held by certain non-United States subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023

Outstanding borrowings under Credit Facility (defined below)
     Term loan payable in quarterly principal installments of $550 through September
     2023, $2,232 through September 2025 and $2,977 thereafter with balance due upon maturity in December 2026

Term loan	$105,727	$112,424
Revolving credit facility	20,900	17,300
Total outstanding borrowings under the Credit Facility	126,627	129,724
Outstanding borrowings under the joint venture term debt	7,710	8,855
Unamortized debt discount	(939)	(1,296)
Total outstanding borrowings	133,398	137,283
Less: current portion	(10,580)	(10,488)
Total debt, less current portion	$122,818	$126,795

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured term loan and a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of September 30, 2024 and December 31, 2023, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	September 30, 2024	December 31, 2023
Credit Facility, revolving loans	$140.0	$140.0
Draw down	(20.9)	(17.3)
Letters of credit open	(13.8)	(13.3)
Total unused credit availability	$105.3	$109.4
Amount available based on borrowing limitations	$82.7	$99.8

Overview of Cash Flows and Liquidity

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$23,000	$29,491
Net cash used in investing activities	(26,191)	(53,613)
Net cash (used in) provided by financing activities	(14,518)	25,170
Effect of exchange rate changes on cash and cash equivalents	1,187	703
Net (decrease) increase in cash	$(16,522)	$1,751

Operating Activities

For the nine months ended September 30, 2024, $23.0 million of cash was provided by operating activities compared with $29.5 million provided by operations in the prior year period, representing $6.5 million decline in cash generated. Cash flow from operating activities in the first nine months of 2024 decreased year-over-year primarily due to timing of costs and billings on uncompleted contracts and payments of prepaid expenses, partially offset by decreases in accounts receivable.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $26.2 million compared with $53.6 million used in investing activities in the prior year period. For the nine months ended September 30, 2024, the $26.2 million cash used in investing activities was primarily the result of $15.0 million used for acquisitions as described in Note 15 and $11.2 million for acquisitions of property and equipment. In the prior year period, the $53.6 million cash used in investing activities was the result of $48.1 million used for acquisitions as described in Note 15 and $5.5 million for the acquisition of property and equipment.

Financing Activities

For the nine months ended September 30, 2024, $14.5 million was used in financing activities compared with $25.2 million provided by financing activities in the prior year period, for a decrease of $10.7 million. For the nine months ended September 30, 2024, the primary uses of cash for financing activities were $7.8 million to repay long-term debt, $5.0 million to repurchase common stock, $2.1 million of deferred consideration paid for acquisitions, $1.7 million for earnout payments and $1.7 million on distributions to the noncontrolling interest, partially offset by net borrowings on the Company's revolving credit lines of $3.6 million. In the prior year period, the Company used $31.0 million for net borrowings on the Company’s revolving credit lines, primarily used to finance acquisitions, $2.5 million in repayment on long-term debt, $1.2 million on deferred payments for acquisitions, and $1.4 million on distributions to the noncontrolling interest. The Company also received $1.4 million of proceeds from the exercise of stock options and the employee stock purchase plan.

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

Management believes there have been no changes during the nine months ended September 30, 2024 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
•
our ability to optimize our business portfolio by identifying acquisition targets, executing upon any strategic acquisitions or divestitures, integrating acquired businesses and realizing the synergies from strategic transactions;
•
unpredictability and severity of catastrophic events, including cybersecurity threats, acts of terrorism or outbreak of war or hostilities or public health crises, as well as management’s response to any of the aforementioned factors; and
•
risks regarding the parties’ ability to complete the proposed acquisition of Profire in the anticipated timeframe or at all, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement between the parties, the effect of the announcement or pendency of the proposed transaction on business relationships, operating results, and business generally, disruption of current plans and operations and potential difficulties in employee retention as a result of the proposed transaction, diversion of management’s attention from ongoing business operations, the outcome of any legal proceedings that may be instituted related to the proposed transaction, the amount of the costs, fees, expenses and other charges related to the proposed transaction, the risk that competing offers or acquisition proposals will be made and the achievement of the anticipated benefits of the acquisition.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at September 30, 2024 was $134.3 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2024. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2024 is $1.0 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates and South Korea. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction gains (losses) included in “Other expense, net” line of the Condensed Consolidated Statements of Income were $0.3 million and $(0.6) million for the three months ended September 30, 2024 and 2023, respectively, and $1.9 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Management believes that the condensed consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with accounting principles generally accepted in the United States of America.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended September 30, 2024:

	Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$8,000
August 1, 2024 - August 31, 2024	—	—	—	8,000
September 1, 2024 - September 30, 2024	—	—	—	8,000
Total	—	$—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program as described within Note 9 to the unaudited Condensed Consolidated Financial Statements. The program expires on April 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1

Certificate of Amendment to the Certificate of Incorporation of CECO Environmental Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)

10.1	Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 11, 2024)

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Kiril Kovachev
Kiril Kovachev
Chief Accounting Officer (principal accounting officer and duly authorized officer)

Date: October 29, 2024