Form 10-K
period 2024-12-31
CECO ENVIRONMENTAL CORP
filed 2025-02-25
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $862.3 million based upon the closing market price and shares of common stock outstanding as of June 28, 2024, the last business day of our most recently completed second fiscal quarter. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 13, 2025, the registrant had 34,989,986 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Environmental Corp.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I — Item 1A. Risk Factors” of this Annual Report on Form 10-K and include, but are not limited to:

•
our ability to consummate the planned divestiture of our Fluid Handling business, the effect of recently announced acquisitions and the planned divestiture of our Fluid Handling Business (together, the “transactions”) on business relationships, operating results, and business generally, disruption of current plans and operations and potential difficulties in employee retention as a result of the transactions, diversion of management’s attention from ongoing business operations in connection with the integration of recent acquisitions, the outcome of any legal proceedings that have been or may in the future be instituted related to the Profire Energy, Inc. ("Profire Energy") transaction or other transactions, the amount of the costs, fees, expenses and other charges related to the transactions, the achievement of the anticipated benefits of transactions, our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas;
•
dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue;
•
the effect of growth on our infrastructure, resources and existing sales;
•
the ability to expand operations in both new and existing markets;
•
the potential for contract delay or cancellation as a result of on-going or worsening supply chain challenges, or other customer-driven project delays relating to supply chain challenges or other customer considerations;
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

With an installed base of operating systems and equipment in excess of $10 billion, we are targeting to grow a higher share of recurring revenue from aftermarket products and installed base value-added services, which we believe will provide a greater customer retention and loyalty, and increased business resiliency.

In 2024 and the first quarter of 2025, we disclosed multiple transactions that strategically align with the Company’s portfolio management strategy and vision. These transactions include the acquisition of Profire Energy ("Profire") and the intended divestiture of the Company’s Fluid Handling business. Profire, a former publicly traded company on the NASDAQ under ticker symbol PFIE, is a leading North American supplier of mission-critical combustion automation and control solution services. Their core offering supports emissions reduction, safety objectives, and industry regulations. Profire has a large install base across oil & gas, petrochemical, and natural gas markets, with growing exposure to other energy transition markets. The business is headquartered in Lindon, Utah, with a research and development center in Edmonton-Alberta, Canada. The business has a long-tenured and experienced leadership team and had 2024 revenues of $63 million with accretive EBITDA margins. Fluid Handling is a well-positioned business with strong brands in the pumps and filters space. However, we are focused on businesses that more closely align with our strategic investments and leadership positions in the air, water and energy transition spaces.

Industry Overview

We serve a growing multi-billion dollar global industrial market that is highly fragmented and comprised of many industrial sectors and niche applications. Our legacy sectors include industrial wastewater treatment, industrial ventilation systems and contamination controls and filtration, semiconductor fabrication, electronics manufacturing, baseload and backup power generation, hydrocarbon processing, chemical processing, natural gas processing and transport, automobile production, polysilicon production, battery recycling, metals processing and production, and produced water treatment. Emerging sectors and applications include electric vehicle and battery production, desalination water transport, ultra-high purity water treatment for electrolysis and electronics production, naval/marine vessel oily water treatment, aluminum beverage can production, lightweight, high-strength metals production and datacenter acoustics management.

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

We sell and market our products and services with our own direct sales force in key regions including the United States, the Netherlands, United Kingdom, Germany, Canada, United Arab Emirates, India, China, Korea, and Singapore. Our direct sales and business development teams will work in conjunction with outside sales representatives in the North America, South America, Europe, Middle East, Southeast and East Asia, and India regions, when appropriate. We expect to continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

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

Customers

We are not dependent upon any single customer, and no customer contributed 10% or more of our consolidated revenues for the years ended December 31, 2024, 2023, or 2022.

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

We are prepared to quantify the impact of tariff policy changes on the purchase of raw materials and supplies, as they become available. Tariff policy is difficult to predict, any strategy shifts made in response to tariffs will be grounded in rigorous analysis that supports long-term value potential and that can hold up to further shifts in trade policy. We are partnering with trade policy experts and continuously assessing comprehensive supply chain vulnerability.

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

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog was $540.9 million as of December 31, 2024 as compared to $370.9 million as of December 31, 2023, an increase of $170.0 million or 45.8%. Backlog is adjusted on a quarterly basis for fluctuations in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 18 - 24 months, with a majority within 12 months. Backlog is not defined by United States generally accepted accounting principles ("GAAP") and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

The markets we serve are highly fragmented with numerous small and regional participants. We believe no single company competes with us across the full range of our solutions and products. Competition in the markets we serve is based on a number of considerations, including past performance, track record, customer approvals, lead times, technology, applications experience, know-how, reputation, product warranties, service and price, as well as being on the customer’s vendor approved list. Demand for our product can vary period over period depending on conditions in the markets we serve. We believe our product performance and quality, reliability, durability, on-time delivery, and safety supported by advanced engineering and operational excellence differentiate us from many of our competitors, including those competitors who often offer products at a lower price.

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

Our business is subject to numerous evolving laws and regulations. While there are not currently regulations proposed or pending that we believe will result in material capital, operating or other costs to the business at this time, such regulations could be proposed and/or passed into law in 2025 or beyond. Other regulations currently in place could be withdrawn and replaced with more stringent requirements in 2025 or beyond. New laws and regulations and the costs of compliance with such new laws and regulations can only be broadly appraised until their implementation becomes more defined through regulatory guidance and enforcement.

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

Human Capital Management

We have employees located throughout the globe. CECO has approximately 1,600 employees, across 10 countries. Of our United States employees, 190 are unionized in our Pennsylvania, Tennessee, North Carolina and Ohio facilities. Outside the United States, we enter into employment contracts and/or agreements in those countries where such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Our strong employee base, along with our uncompromising commitment to our values of customer first, accountability, relentless execution, respect, integrity and teamwork, provide the foundation of our company’s success. Employee safety and managing the risks associated with our workplace, is of paramount importance to CECO. We believe that all injuries, occupational illnesses and incidents are preventable, and we are committed to operating with a zero-incident culture. Through our environmental, health and safety program we implement policies and training programs, as well as perform self-audits, to ensure our colleagues leave the workplace safely every day. To better understand employee safety at the site level, we have safety committees and safety scorecards to share best practices between sites. CECO’s foundational commitment to safety is demonstrated by our world-class recordable and loss time rates. We currently share scorecard information monthly with our team members to foster visibility, accountability and commitment across our workplace, communicating and celebrating successful results across the enterprise. In addition to lagging indicators, such as injury performance, the scorecards highlight leading indicators such as safety observations and near-misses, as well as other proactive actions taken at each site to ensure worker safety. For the year ended December 31, 2024, CECO’s domestic Total Recordable Incident Rate (“TRIR”) was 1.2% as compared to our benchmark industry average TRIR of 4.3%.

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

We invest in programs and processes that develop our employees’ capabilities to ensure that we have the talent we need to execute our strategic business plans. Our Performance Management Program ensures that all leaders have clear priorities, and that their performance relative to these priorities is linked to their total rewards package. We conduct an annual code of conduct training that includes, but is not limited to, the following subject matter areas: anti-corruption, discrimination, harassment, data privacy, appropriate use of company assets, protecting confidential information and how to report code violations. Each employee takes this annual training and follow up communications are conducted to ensure completion of the course by all employees. We also timely completed our mandated sexual harassment training courses both domestically and internationally with the impacted employees.

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

Executive Officers of CECO

The following are the executive officers of the Company as of February 13, 2025. All officers serve for a one year term and until their successors are elected and qualified.

Todd Gleason (54) has served as a director and Chief Executive Officer since July 2020, and is responsible for driving the company’s strategic vision and aligning the organization for optimal value creation. Prior to joining the Company, Mr. Gleason most recently served, from April 2015 to July 2020, as President and Chief Executive Officer of Scientific Analytics Inc., a predictive analytic technologies and services company. Prior to that position, Mr. Gleason served from June 2007 to March 2015 in a number of senior officer and executive positions for Pentair plc, a water treatment company. During his tenure with Pentair, Mr. Gleason served as Senior Vice President and Corporate Officer from January 2013 to March 2015, President, Integration and Standardization from January 2010 to January 2013, and Vice President, Global Growth and Investor Relations from June 2007 to January 2010. Before joining Pentair, Mr. Gleason served as Vice President, Strategy and Investor Relations for American Standard Companies Inc. (later renamed to Trane Inc. prior to its acquisition by Ingersoll-Rand Company Limited), a global, diversified manufacturing company, and in a number of different roles (including as Chief Financial Officer, Honeywell Process Solutions) at Honeywell International Inc., a diversified technology and manufacturing company. Mr. Gleason holds a Masters of Science degrees in Management and Public Policy from Carnegie Mellon University and a Bachelors of Arts in International Studies and History from Wesleyan University. Mr. Gleason currently serves on the board of directors of NSF, whose stated mission is to protect human and planet health through their leading test and measurement, consulting, training and certification and development of industry leading standards. Previously, Mr. Gleason served on the board of Faradyne, a strategic joint venture between Pentair and Xylem.

Peter Johansson (60) has served as SVP, Chief Financial and Strategy Officer since August 2022. From April 2020 to August 2022, Mr. Johansson had been an independent strategy and business development consultant and joined CECO as a consultant in October 2021. From June 2014 through March 2020, he was EVP, Strategy, Corporate Development & Marketing for Accudyne Industries, LLC (“Accudyne”), where he was responsible for the formulation and execution of growth, value creation, business development, product line, and M&A strategies, and deployment of a product-line based operating model for an industry-leading portfolio of industrial air and gas compressors, broad pump solutions, rotary mixers, and valves. Prior to joining Accudyne, Mr. Johansson led the corporate, product-line, and M&A growth strategy and implementation of a differentiated business line operating model for IDEX Corporation. He has also held senior business, strategic business development, commercial and engineering leadership roles with ITT Inc., Trane Technologies PLC, WABCO Holdings, Inc., and Honeywell International, Inc. and its predecessor AlliedSignal Inc. Mr. Johansson earned a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University of Dallas, Texas. He received his Master of Science degree in Mechanical Engineering from California State University at Fullerton, and his MBA from UCLA’s Anderson Graduate School of Management.

Lynn Watkins-Asiyanbi (50) has served as SVP, Chief Administrative and Legal Officer, and Corporate Secretary since August 2022. Prior to that, from June 2022 to August 2022, Ms. Watkins-Asiyanbi served as Senior Vice President, General Counsel and Corporate Secretary. From June 2016 to June 2022, Ms. Watkins-Asiyanbi served in various roles of increasing responsibility within John Bean Technologies Corporation (“JBTC”), a publicly traded global food processing machinery and airport equipment company, most recently as its Deputy General Counsel (2018-2022), Chief Ethics/Compliance Officer (2020-2022), Global DEI Council Chair (2021-2022) and prior to that as Associate General Counsel at JBTC (from 2016 to 2018). Ms. Watkins-Asiyanbi has also served as a part of the W.W. Grainger, U.S. Foods, Mars, Inc. and General Mills, Inc. legal teams during her career, in addition to her significant legal experience at DLA Piper and Baker and McKenzie, both global law firms. Ms. Watkins-Asiyanbi holds a joint Juris Doctor and Master of Business Administration from Northwestern University’s Pritzker School of Law and the Kellogg School of Management and a Bachelor’s degree in Chemical Engineering and Economics from the University of Wisconsin-Madison.

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

Our backlog was $540.9 million at December 31, 2024 and $370.9 million at December 31, 2023. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

Given that approximately 33% of our 2024 revenues are outside the United States, we are subject to the impact of fluctuations in foreign currency exchange rates. Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies. Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations. Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial conditions.

If our goodwill or indefinite lived intangibles become impaired, we may be required to recognize charges that would adversely impact our results of operations.

As of December 31, 2024, goodwill and indefinite lived intangibles were $279.2 million, or 36.8%, of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations (or more frequently if circumstances require). Major factors that influence our evaluations are estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which the goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations could adversely materially impact our results of operations.

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

We have $221.5 million of indebtedness as of December 31, 2024, and incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

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

Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competition for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees. If we are unable to attract and retain qualified employees, our business may be harmed.

Work stoppages or similar difficulties could significantly disrupt our operations.

Approximately 260 of our approximately 1,600 employees are represented by international or independent labor unions under various union contracts, which, for our covered employees in the United States, expire between November 12, 2025 and May 1, 2026. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities, which may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

We are highly dependent on information systems that are increasingly operated by third parties and as a result we have a limited ability to ensure their continued operation. We rely on information technology systems, networks and infrastructure in managing our day-to-day operations. In the event of systems failure or interruption, including those related to force majeure, telecommunications failures, criminal acts, including hardware or software break-ins or extortion attempts, or viruses, or other cybersecurity incidents, we will have limited ability to affect the timing and success of systems restoration and any resulting interruption in our ability to manage and operate our business could have a material adverse effect on our operating results. Additionally, our vendors may incorporate artificial intelligence tools into their offerings, which may inhibit their ability to maintain an adequate level of service and experience.

Increased information technology cybersecurity threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.

Increased global information technology cybersecurity threats and more sophisticated and targeted computer crime, including utilization of generative artificial intelligence, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damage and claims arising from such incidents may not be covered or exceed the amount of any insurance available or may result in increased cybersecurity and other insurance premiums. In response to an increased reliance on our information technology systems, we have taken proactive measures to strengthen our information technology systems, including completion of a National Institute of Standards and Technology ("NIST") assessment, upgraded security patches across all servers, development of best-in-class hack protection service, implementation of recurring company-wide security training and enablement of advanced security for our major information systems. Management provides the Audit Committee with regular cybersecurity program updates including cybersecurity posture, risk management activities, and emerging risk.

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

We operate and do business in many countries in addition to the United States. For the year ended December 31, 2024, approximately 33% of our total revenue was derived from products or services ultimately delivered or provided to end users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include: (i) local, economic, political and social conditions, including potential hyperinflationary conditions and political instability in certain countries; (ii) tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us; (iii) imposition of limitations on the remittance of dividends and payments by foreign subsidiaries; (iv) difficulties in enforcing agreements and collecting receivables through certain foreign local systems; (v) domestic and foreign customs, tariffs and quotas or other trade barriers; (vi) risk of nationalization of private enterprises by foreign governments; (vii) managing and obtaining support and distribution channels for overseas operations; (viii) hiring and retaining qualified management personnel for our overseas operations; and (ix) the results of new trade agreements and changes in membership to international coalitions or unions.

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

New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. In particular, there is continued uncertainty with respect to United States trade policies, treaties, government regulations and tariffs. Any changes the Trump administration makes to United States administrative policy could result in changes to existing trade agreements, greater restrictions on free trade generally and significant increases in tariffs on goods imported into the United States, particularly tariffs on products manufactured in Mexico and China, among other possible changes. A trade war or other governmental action related to tariffs or international trade agreements, and any resulting negative sentiments towards the United States as a result thereof, would likely have an adverse effect on our international operations or upon our business, financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

The market price of our common stock may be volatile or may decline regardless of our operating performance and investors may not be able to resell shares they purchase at their purchase price.

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2024, the sales price of our common stock on the NASDAQ ranged from $18.50 to $35.16 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

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

If we are not able to establish and maintain effective internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed. We can give no assurances that any material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting.

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

The Company has a team of cybersecurity professionals reporting to the VP of IT, the head of the Company’s cybersecurity team, dedicated to managing threats and incidents in real time and the reporting of any such incidents. The VP of IT reports to the Chief Financial and Strategy Officer. Through regular and ongoing communications, the VP of IT and the Executive Leadership Team, which includes our Chief Executive Officer, Chief Financial and Strategy Officer, and Chief Administrative and Legal Officer, manage the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and escalate any such threats and incidents to the Audit Committee when appropriate.

The VP of IT has served in various leadership roles in information technology and information security for over 25 years, including leading the cybersecurity programs for three public companies. The VP of IT holds undergraduate and graduate degrees in business and has attained multiple cybersecurity certifications including Certified Information Security Manager and Data Privacy.

Cybersecurity threats, including those as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For more information on our cybersecurity related risks, refer to "Part I, Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Item 2. Properties

The Company has 41 principal operating facilities across 12 states and 10 countries. The Company’s executive offices are located in Addison, Texas. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended to conduct business. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. It is anticipated that most leases coming due in the near future will be renewed at expiration. The property we own is subject to collateral mortgages to secure the amounts owed under the Credit Facility. Information on the number and location of principal operating facilities by segment was as follows as of December 31, 2024.

			Location of Facilities
Segment	Owned	Leased	States	Countries
Engineered Systems Segment	1	16	Arizona, California, Connecticut, Florida, New York, Ohio, Texas	United States, The Netherlands, Canada, India, United Arab Emirates, Singapore, United Kingdom, People's Republic of China, South Korea
Industrial Process Solutions Segment	1	21	California, Indiana, Michigan, North Carolina, Ohio, Pennsylvania, Tennessee	United States, United Kingdom, The Netherlands, Germany, People's Republic of China, Singapore, India
Corporate	—	2	Ohio, Texas	United States
	2	39

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

Performance Graph

The following graph sets forth the cumulative total return to CECO’s stockholders during the five years ended December 31, 2024, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. The following graph assumes $100 was invested on December 31, 2019, including the reinvestment of dividends, in each category.

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

Holders

The approximate number of registered stockholders of record of our common stock as of February 13, 2025 was 237, although there is a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of our equity securities for the quarter ended December 31, 2024.

	Issuer's Purchases of Equity Securities
Period (amounts in thousands, except per share data)	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$8,000
November 1, 2024 - November 30, 2024	—	—	—	8,000
December 1, 2024 - December 31, 2024	—	—	—	8,000
Total	—	$—	—

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

In 2024 and the first quarter of 2025, we disclosed multiple transactions that strategically align with the Company’s portfolio management strategy and vision. These transactions include the acquisition of Profire Energy ("Profire") and the intended divestiture of the Company’s Fluid Handling business. Profire, a former publicly traded company on the NASDAQ under ticker symbol PFIE, is a leading North American supplier of mission-critical combustion automation and control solution services. Their core offering supports emissions reduction, safety objectives, and industry regulations. Profire has a large install base across oil & gas, petrochemical, and natural gas markets, with growing exposure to other energy transition markets. The business is headquartered in Lindon, Utah, with a research and development center in Edmonton-Alberta, Canada. The business has a long-tenured and experienced leadership team and had 2024 revenues of $63 million with accretive EBITDA margins. Fluid Handling is a well-positioned business with strong brands in the pumps and filters space. However, we are focused on businesses that more closely align with our strategic investments and leadership positions in the air, water and energy transition spaces.

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

Our capital allocation strategy supports the growth and value creation generated by our operational strategy. We will focus our capital deployment on building out our leading industrial air solutions portfolio, advancing our emerging industrial water treatment position, and supporting our customers as they make the transition to cleaner more sustainable forms of energy, while also shifting our portfolio mix towards businesses with more recurring revenue and more predictable cash flows, strong secular growth trends and less cyclicality. While the primary focuses of our capital allocation strategy is organic growth and portfolio management, the Company closely monitors its leverage and debt repayment strategies.

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

Operations Overview

Our segments consist of like end-market and end-market adjacent platforms. Our platforms are structured to win in their target markets with a core focus on understanding customer needs and providing best-in-class solutions. Our business model provides scalable efficiencies enabling us to serve our customers with a variety of products that we typically classify into three categories: make-to-order, configure-to-order, and engineer-to-order. For our project-based platforms, we leverage third-party subcontract fabrication partners in a global network to execute for our customers world-wide. Our platforms are focused on sales, application engineering, product management, project management, and supply chain execution for our customers.

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

Our contracts are obtained either through customer upselling based on our leading brands and significant install base, competitive bidding or as a result of negotiations with our customers. Contract terms offered by us are generally dependent on the complexity and risk of the project as well as the resources that will be required to complete the project. Our focus is on increasing our operating margins as well as our gross margin percentage, which translates into stronger operating results.

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
•
Material—Raw materials that we buy to build our products, fans, motors, control panels and other equipment necessary for turnkey systems; and
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

Selling and administrative expense principally includes sales and engineering payroll and related fringes, advertising and marketing expenditures as well as all corporate and administrative functions and other costs that support our operations. Variable compensation based on the Company’s performance is included in selling and administrative expense. An advantage of our operating model is that as revenue grows, we have significant operating leverage on our fixed selling and administrative cost structure.

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

Results of Operations

Consolidated Results

Our consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year ended December 31,
(dollars in millions)	2024	2023	2022
Net sales	$557.9	$544.8	$422.6
Cost of goods sold	361.8	373.8	294.4
Gross profit	$196.1	$171.0	$128.2
Percent of sales	35.1%	31.4%	30.3%
Selling and administrative expenses	$146.7	$122.9	$93.4
Percent of sales	26.3%	22.6%	22.1%
Amortization and earnout expenses	9.1	8.2	6.8
Acquisition and integration expenses	4.2	2.5	4.5
Restructuring expenses	0.5	1.3	0.1
Asbestos litigation expenses	0.2	—	—
Executive transition expenses	—	1.5	1.2
Operating income	$35.4	$34.6	$22.2
Percent of sales	6.3%	6.4%	5.3%
Other (expense) income, net	$(4.7)	$0.4	$6.9
Interest expense	(13.0)	(13.4)	(5.4)
Income before income taxes	$17.7	$21.5	$23.7
Income tax expense	3.3	7.0	5.4
Net income	$14.4	$14.5	$18.3
Noncontrolling interest	(1.5)	(1.6)	(0.8)
Net income attributable to CECO Environmental Corp.	$13.0	$12.9	$17.4

Non-GAAP Measures

To compare operating performance between the years ended December 31, 2024, 2023 and 2022 the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, and earnout expenses, (2) restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, (3) acquisition and integration expenses, which include legal, accounting, and other expenses, (4) executive transition expenses, including severance for the Company's former executives, fees and expenses incurred in the search, for and hiring, of new executives and (5) asbestos litigation expenses related to expected future settlement payments. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income to non-GAAP net income.

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Operating income as reported in accordance with GAAP	$35.4	$34.6	$22.2
Operating margin in accordance with GAAP	6.3%	6.4%	5.3%
Amortization and earnout expenses	9.1	8.2	6.8
Acquisition and integration expenses	4.2	2.5	4.5
Restructuring expenses	0.5	1.3	0.1
Asbestos litigation expenses	0.2	—	—
Executive transition expenses	—	1.5	1.2
Non-GAAP operating income	$49.4	$48.1	$34.8
Non-GAAP operating margin	8.9%	8.8%	8.2%

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Net income as reported in accordance with GAAP	$13.0	$12.9	$17.4
Amortization and earnout expenses	9.1	8.2	6.8
Acquisition and integration expenses	4.2	2.5	4.5
Restructuring expenses	0.5	1.3	0.1
Asbestos litigation expenses	0.2	—	—
Executive transition expenses	—	1.5	1.2
Foreign currency remeasurement	4.3	(1.0)	(1.3)
Tax (benefit) expense of adjustments	(4.6)	1.2	(2.8)
Non-GAAP net income	$26.7	$26.6	$25.9
Non-GAAP net income as a percentage of sales	4.8%	4.9%	6.1%

Comparison of the years ended December 31, 2024 and 2023

Consolidated net sales in 2024 were $557.9 million compared with $544.8 million in 2023, an increase of $13.1 million or 2.4%. The increase was driven by brands within the industrial processing solutions segment, notably in industrial air, ducting, and ventilation applications. Specific end markets driving the increase include building materials, metals, and automotive. Approximately $33.1 million of net sales is attributable to acquisitions that occurred during the preceding twelve-month period.

Gross profit increased by $25.1 million, or 14.7%, to $196.1 million in 2024 compared with $171.0 million in 2023. The increase in gross profit was attributable to the increase in sales volume as described above, as well as sales mix, project execution and flow through from higher booked margins, as well as continued benefits from sourcing and value engineering. Gross profit as a percentage of sales increased to 35.1% in 2024 compared with 31.4% in 2023.

Orders booked were $667.3 million in 2024 compared with $582.8 million in 2023, an increase of $84.5 million, or 14.5%. Of this $84.5 million increase, $51.5 million represents organic growth, while $33.0 million of orders were attributable to acquisitions that occurred during the preceding twelve-month period. The increase was driven by increased market demand for power. The Company’s current pipeline includes over $4.0 billion worth of project opportunities.

Selling and administrative expenses were $146.7 million in 2024 compared with $122.9 million in 2023, an increase of $23.8 million, or 19.4%. The increase is primarily attributed to workforce merit and other annual compensation adjustments, and investments in functional support for sourcing and manufacturing benefits.

Amortization and earnout expenses were $9.1 million in 2024 and $8.2 million in 2023, an increase of $0.9 million, or 11.0%. The increase in expense is attributable to an increase of $1.2 million in definite lived asset amortization due to recent acquisitions, partially offset by $0.4 million in earnout expense. See Note 7 to the Consolidated Financial Statements for further discussion on earnout expenses.

Acquisitions and integration expenses related to various merger and acquisition diligence activities, which include legal, accounting and banking expenses, were $4.2 million in 2024, as compared with $2.5 million in 2023, an increase of $1.7 million, or 68.0%. The increase is due to the timing and volume of acquisition activity. See Note 14 to the Consolidated Financial Statements for further discussion on recent acquisitions.

Executive transition expenses were zero in 2024 compared to $1.5 million in 2023, a decrease of $1.5 million. These expenses related to severance for the former executives, as well as fees and other expenses incurred in the search for and hiring of a new executive, specifically as it relates to the departure of the former Chief Operating Officer and transition of the role of Chief Accounting Officer.

Restructuring expenses were $0.5 million in 2024 compared to $1.4 million in 2023, a decrease of $0.8 million, or 61.5%. These expenses related to severance, facility exits, and associated legal expenses, primarily as it relates to the exit of certain operations in China.

Asbestos litigation expenses were $0.2 million in 2024 compared to zero in 2023, an increase of $0.2 million. These expenses related to expected future settlement payments. See Note 12 to the Consolidated Financial Statements for further discussion.

Operating income for 2024 was $35.4 million, an increase of $0.8 million from $34.6 million in 2023. Operating income as a percentage of sales for 2024 was 6.3% compared with 6.4% for 2023. The increase in operating income is primarily attributable to the increase in gross profit.

Non-GAAP operating income was $49.4 million in 2024, an increase of $1.3 million from $48.1 million in 2023. The increase in non-GAAP operating income is primarily attributable to the increase in gross profit. Non-GAAP operating income as a percentage of sales was 8.9% for 2024 compared with 8.8% for 2023.

Other expense for 2024 was $(4.7) million compared to other income of $0.4 million in 2023, a decrease of $5.1 million. The decrease in other (expense) income was primarily attributable to net foreign currency transaction losses in the current year based on changes in exchange rates at our foreign subsidiaries.

Interest expense was $13.0 million in 2024 compared to $13.4 million in 2023, a decrease of $0.4 million, or 3.0%. The decrease in interest expense is primarily due to lower a weighted average stated interest rate.

Income tax expense was $3.3 million in 2024 compared to $7.0 million in 2023, a decrease of $3.7 million, or 52.9%. The effective tax rate for 2024 was 18.5% compared with 32.6% in 2023. Income tax expense and the effective tax rate for 2024 were affected by changes in valuation allowances, and the net impact of global intangible low-taxed income ("GILTI") and foreign-derived intangible income ("FDII"), as well as certain permanent differences including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Comparison of the years ended December 31, 2023 and 2022

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

	2024	2023	2022
Net Sales (less intra-, inter-segment sales)
(table only in thousands)
Engineered Systems Segment	$384,025	$380,108	$263,224
Industrial Process Solutions Segment	173,908	164,737	159,403
Total net sales	$557,933	$544,845	$422,627

	2024	2023	2022
Income from Operations (less intra-, inter-segment profit)
(table only in thousands)
Engineered Systems segment	$72,373	$59,846	$36,200
Industrial Process Solutions segment	29,575	21,630	22,705
Corporate and Other (1)	(66,545)	(46,907)	(36,744)
Total income from operations	$35,403	$34,569	$22,161
(1)
Includes corporate compensation, professional services, information technology, and other general, administrative corporate expenses. This figure excludes earnout expenses / income, which are recorded in the segment in which the expense / income occurs.

Comparison of the years ended December 31, 2024 and 2023

Engineered Systems segment

Our Engineered Systems segment orders booked increased $109.8 million, or 28.1%, to $500.9 million in 2024 compared with $391.1 million in 2023. The increase is primarily attributable to increased demand for energy transition projects and products as the market for power increases. Approximately $28.2 million of orders in 2024 are attributable to acquisitions that occurred during the preceding twelve-month period.

Our Engineered Systems segment net sales increased $3.9 million to $384.0 million in 2024 compared with $380.1 million in 2023, an increase of 1.0%. The nominal increase in revenue year-over-year was primarily a result of specific, material project delays, primarily occurring in the second half of 2024 resulting in the absence of substantial revenue recognition in the period. The increase is driven by increases of $9.4 million in our dampers and expansion businesses and $7.2 million in our industrial air businesses, partially offset by a decrease of $9.5 million in our water and wastewater treatment technologies. Approximately $20.1 million of net sales in 2024 is attributable to acquisitions that occurred during the preceding twelve-month period.

Operating income for the Engineered Systems segment increased $12.6 million to $72.4 million in 2024 compared with $59.8 million in 2023, an increase of 21.1%. The increase in operating income in primarily attributable to higher gross profit driven by improved sales mix, productivity, project execution, and cost savings initiatives.

Industrial Process Solutions segment

Our Industrial Process Solutions segment orders booked decreased $25.4 million, or 13.2%, to $166.3 million in 2024 compared with $191.7 million in 2023. The decrease is primarily related to two unique industrial air bookings from 2023 that were not expected to repeat. Approximately $7.9 million of orders in 2024 are attributable to acquisitions that occurred during the preceding twelve month period.

Our Industrial Process Solutions segment net sales increased $9.2 million to $173.9 million in 2024 compared with $164.7 million in 2023, an increase of 5.6%. The increase is primarily attributable to an increase of $7.6 million in our duct fabrication and installation businesses. Approximately $13.0 million of net sales in 2024 is attributable to acquisitions that have occurred during the preceding twelve-month period.

Operating income for the Industrial Process segment increased $8.0 million to $29.6 million in 2024 compared with $21.6 million in 2023. The increase in operating income in primarily attributable to higher gross profit related to increased sales and project execution.

Corporate and Other segment

Operating expense for the Corporate and Other segment increased $19.6 million to $66.5 million for 2024 compared with $46.9 million for 2023. The increase is primarily attributable to investments made to support growth inclusive of acquisition and integration expenses, and inflationary increases for wages and services.

Comparison of the years ended December 31, 2023 and 2022

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of business segment results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

At December 31, 2024, the Company had working capital of $86.3 million, compared with $78.3 million at December 31, 2023. The ratio of current assets to current liabilities was 1.35 to 1.00 at December 31, 2024 as compared with a ratio of 1.39 to 1.00 at December 31, 2023.

At December 31, 2024 and 2023, cash and cash equivalents totaled $37.8 million and $54.8 million, respectively. As of December 31, 2024 and 2023, $29.7 million and $38.5 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

	December 31,
(table only in thousands)	2024	2023
Outstanding borrowings under Credit Facility
– Term loan	$—	$112,424
– Revolving Credit Loan	214,200	17,300
Total outstanding borrowings under the Credit Facility	214,200	129,724
Outstanding borrowings under the joint venture term debt	7,297	8,855
Unamortized debt discount	(2,617)	(1,296)
Total outstanding borrowings	218,880	137,283
Less: current portion	(1,650)	(10,488)
Total debt, less current portion	$217,230	$126,795

In 2024, the Company made repayments of $112.4 million on the term loan and $1.6 million on the joint venture term debt, with net borrowings of $196.9 million on the revolving credit line.

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

On October 7, 2024, the Company entered into the Third Amended and Restated Credit Agreement. This agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $400.0 million.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants, including the maintenance of a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00 and a Consolidated Secured Net Leverage Ratio (as defined in the Credit Facility) not greater than 3.00 to 1.00.

As of December 31, 2024 and 2023, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Company's Effox-Flextor-Mader, Inc. joint venture ("EFM JV") entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC.

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

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, is as follows:

	December 31,
	2024	2023
(dollars in millions)
Credit Facility, revolving loans	$400.0	$140.0
Draw down	(214.2)	(17.3)
Letters of credit open	(18.9)	(13.3)
Total unused credit availability	$166.9	$109.4
Amount available based on borrowing limitations	$1.0	$99.8

Overview of Cash Flows and Liquidity

	For the year ended December 31,
(dollars in thousands)	2024	2023	2022
Total operating cash flow provided by operating activities	$24,828	$44,647	$29,649
Net cash used in investing activities	(105,312)	(56,486)	(48,257)
Net cash provided by financing activities	65,910	21,144	38,176
Effect of exchange rate changes on cash and cash equivalents	(2,673)	(442)	(4,978)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,247)	$8,863	$14,590

Operating Activities

In 2024, $24.8 million of cash was provided by operating activities compared with $44.6 million provided by operating activities in 2023, a decrease of $19.8 million. Cash flow from operating activities in 2024 had an unfavorable impact year-over-year primarily due to changes in net working capital.

In 2023, $44.6 million of cash was provided by operating activities compared with $29.6 million provided by operating activities in 2022, an increase of $15.0 million. Cash flow from operating activities in 2023 had a favorable impact year-over-year primarily due to changes in net working capital.

Investing Activities

In 2024, $105.3 million of cash was used in investing activities, which consisted of $87.9 million for current year acquisitions and $17.4 million for acquisition of property and equipment.

In 2023, $56.5 million of cash was used in investing activities, which consisted of $48.1 million for current year acquisitions and $8.4 million for acquisition of property and equipment.

Financing Activities

Financing activities in 2024 provided cash of $65.9 million, which consisted primarily of $82.9 million of net borrowings under the Credit Facility, used to finance current year acquisitions. This was partially offset by $5.0 million for the repurchase and retirement of our common stock, $2.2 million relating to equity compensation, inclusive of awards surrendered for tax liabilities, proceeds from employee stock purchase plan and exercise of stock options, $2.1 million in distributions to non-controlling interest, $2.1 million of deferred consideration for acquisitions, $1.9 million of financing fees, $2.8 million of earnout payments, and $0.9 million in payments on our capital leases.

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

We are party to many contractual obligations involving commitments to make payments to third parties, and such commitments require a material amount of cash. The following table summarizes the Company’s material cash requirements from known contractual obligations as of December 31, 2024:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan Debt, including joint venture debt	$7,297	$1,650	$5,647	$—	$—
Revolving Credit Loan	214,200	—	—	214,200	—
Interest expense (estimated)	73,532	15,735	46,213	11,584	—
Purchase obligations (1)	173,681	173,681	—	—	—
Operating lease obligations	31,161	5,810	8,912	6,730	9,709
Capital lease obligations	5,484	943	1,944	2,022	575
Liabilities related to acquisitions (2)	5,835	60	5,775	—	—
Totals	$511,190	$197,879	$68,491	$234,536	$10,284

(1)
Primarily consists of purchase obligations for costs associated with uncompleted sales contracts.
(2)
Includes notes payable and expected earnout liability.

Critical Accounting Estimates

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2024, 2023 and 2022.

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

Long-lived assets

We complete an impairment assessment of the Company's indefinite life intangible assets on an annual basis, during the fourth quarter, or more often as circumstances require. As a part of the annual assessment, we first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset is more likely than not greater than its carrying value, we do not need to proceed to the quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated using the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

During 2024, 2023, and 2022, our annual impairment test indicated no impairment of our indefinite-lived tradenames. Accordingly, we recognized no impairment charges in our financial results for the years ended December 31, 2024, 2023, and 2022. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

Additionally, we review the remaining useful lives of assets to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long-lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is depreciated/amortized prospectively over that revised remaining useful life.

Goodwill

We complete an impairment assessment of the Company's indefinite life intangible assets on an annual basis, during the fourth quarter, or more often as circumstances require. As a part of the annual assessment, we first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset is more likely than not greater than its carrying value, we do not need to proceed to the quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is calculated using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded.

During 2024, 2023, and 2022, our annual impairment test indicated no impairment of goodwill. Accordingly, we recognized no impairment charges in our financial results for the years ended December 31, 2024, 2023, and 2022. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2024 was $221.5 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2024. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at December 31, 2024 is $1.6 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, United Kingdom, Singapore, India, United Arab Emirates, Germany and South Korea. In the past, we have not hedged our foreign currency exposure. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction (losses) gains included in “Other (expense) income, net” line of the Consolidated Statements of Income were $(4.3) million, $1.2 million, and $6.3 million in 2024, 2023, and 2022, respectively.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CECO Environmental Corp. and subsidiaries for the years ended December 31, 2024, 2023 and 2022 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

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

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial and Strategy Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial and Strategy Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation and accuracy of the financial statements and other information included in this report. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial and Strategy Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2024, its internal control over financial reporting was effective based on the Framework.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp.
Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited CECO Environmental Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, accumulated other comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Cincinnati, Ohio

February 25, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

(b)

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2024 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of CECO.”

Item 11. Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2024	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2007 Equity Incentive Plan [1]	600	$9.44	—
2017 Equity and Incentive Plan [2]	26,051	$—	—
2021 Equity and Incentive Plan [3]	1,194,553	$21.32	1,289,019
2020 Employee Stock Purchase Plan [4]	—	$—	1,148,772
Equity compensation plans not approved by security holders [5]	1,215,106	$11.06	—
Total	2,436,310		2,437,791

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

^10.1	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016)

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

†10.18

Third Amended and Restated Credit Agreement, dated as of October 7, 2024, among the Company and certain of its subsidiaries, the Lenders party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2024)

^10.19

Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

^10.20

Form of Restricted Stock Units Agreement for Directors under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

^10.21

Equity Award Agreement between the Company and Peter Johansson, dated September 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)

^10.22

Equity Award Agreement between the Company and Joycelynn Watkins-Asiyanbi, dated September 29, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023)

^10.23	Letter Agreement with Todd Gleason, dated July 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

^10.24

Equity Award Agreement between the Company and Todd Gleason, dated July 5, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

^10.25

CECO Environmental Corp. Executive Change in Control and Severance Plan, as amended and restated July 6, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

†^10.26

Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan, revised March 2024 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

^10.27

Form of Performance-Based Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan, revised March 2024 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

^10.28

Form of Nonqualified Stock Option Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

*19.1	CECO Environmental Corp. Insider Trading Policy

*21.1	Subsidiaries of the Company

*23.1	Consent of BDO USA, P.C.

*31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

*31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

*32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

*32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

97.1	CECO Environmental Corp. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer:

/S/ TODD GLEASON	February 25, 2025
Todd Gleason Chief Executive Officer and Director

Principal Financial Officer:

/S/ PETER JOHANSSON	February 25, 2025
Peter Johansson Chief Financial and Strategy Officer

Principal Accounting Officer:

/S/ KIRIL KOVACHEV	February 25, 2025
Kiril Kovachev Chief Accounting Officer
Directors:

/S/ JASON DEZWIREK	February 25, 2025
Jason DeZwirek Chairman of the Board and Director

/S/ ROBERT E. KNOWLING JR.	February 25, 2025
Robert E. Knowling Jr. Director

/S/ CLAUDIO A. MANNARINO	February 25, 2025
Claudio A. Mannarino Director

/S/ MUNISH NANDA	February 25, 2025
Munish Nanda Director

/S/ VALERIE GENTILE SACHS	February 25, 2025
Valerie Gentile Sachs Director

/S/ LAURIE A. SIEGEL	February 25, 2025
Laurie A. Siegel Director

/S/ RICHARD F. WALLMAN	February 25, 2025
Richard F. Wallman Director

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CECO Environmental Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, accumulated other comprehensive loss and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of internal controls for the Industrial Process Solutions segment related to the determination of estimated costs to complete a project, including the monthly review of open over time projects and review of estimated cost calculations to complete open projects. These controls include the review of the reasonableness of the assumptions used and the appropriateness of methodologies used to determine costs to complete.
•
Testing the completeness, existence, and accuracy of estimated costs and progress to completion calculations for a sample of open contracts by validating the underlying project data and assumptions used as inputs through the inspection of relevant source documents including contracts, project plans or budgets and activity reports, invoices of costs incurred to date, results of recent similar historical projects, other third-party subcontractor support, inquiry of project managers, and confirmations.
•
Evaluating management’s ability to estimate costs and progress to completion by performing a retrospective review on a sample basis of estimated project costs to actual project costs for completed contracts and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2008.

Cincinnati, Ohio

February 25, 2025

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$37,832	$54,779
Restricted cash	369	669
Accounts receivable, net of allowances of $8,863 and $6,460	159,572	112,733
Costs and estimated earnings in excess of billings on uncompleted contracts	69,889	66,574
Inventories, net	42,624	34,089
Prepaid expenses and other current assets	16,859	11,769
Prepaid income taxes	3,826	824
Total current assets	330,971	281,437
Property, plant and equipment, net	33,810	26,237
Right-of-use assets from operating leases	25,102	16,256
Goodwill	269,747	211,326
Intangible assets – finite life, net	74,050	50,461
Intangible assets – indefinite life	9,466	9,570
Deferred income tax assets	966	304
Deferred charges and other assets	15,587	4,700
Total assets	$759,699	$600,291
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,650	$10,488
Accounts payable	109,671	87,691
Accrued expenses	47,528	44,301
Billings in excess of costs and estimated earnings on uncompleted contracts	81,501	56,899
Notes payable	1,700	2,500
Income taxes payable	2,612	1,227
Total current liabilities	244,662	203,106
Other liabilities	14,362	12,644
Debt, less current portion	217,230	126,795
Deferred income tax liabilities	11,322	8,838
Operating lease liabilities	20,230	11,417
Total liabilities	507,806	362,800
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 34,978,009 and 34,835,293 shares issued and outstanding at December 31, 2024 and 2023, respectively	349	348
Capital in excess of par value	255,211	254,956
Retained earnings (accumulated loss)	6,570	(6,387)
Accumulated other comprehensive loss	(14,441)	(16,274)
Total CECO shareholders’ equity	247,689	232,643
Noncontrolling interest	4,204	4,848
Total shareholders' equity	251,893	237,491
Total liabilities and shareholders’ equity	$759,699	$600,291

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands, except share and per share data)	2024	2023	2022
Net sales	$557,933	$544,845	$422,627
Cost of sales	361,786	373,829	294,402
Gross profit	196,147	171,016	128,225
Selling and administrative expenses	146,698	122,944	93,473
Amortization and earnout expenses	9,064	8,180	6,809
Acquisition and integration expenses	4,213	2,508	4,546
Executive transition expenses	—	1,465	1,161
Restructuring expenses	544	1,350	75
Asbestos litigation expenses	225	—	—
Income from operations	35,403	34,569	22,161
Other (expense) income, net	(4,692)	372	6,947
Interest expense	(13,020)	(13,416)	(5,419)
Income before income taxes	17,691	21,525	23,689
Income tax expense	3,270	7,024	5,426
Net income	14,421	14,501	18,263
Noncontrolling interest	(1,464)	(1,590)	(846)
Net income attributable to CECO Environmental Corp.	$12,957	$12,911	$17,417
Income per share:
Basic	$0.37	$0.37	$0.50
Diluted	$0.36	$0.37	$0.50
Weighted average number of common shares outstanding:
Basic	34,927,313	34,665,473	34,672,007
Diluted	36,381,910	35,334,090	35,005,159

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Net income	$14,421	$14,501	$18,263
Other comprehensive income, net of tax:
Translation (loss) gain	(860)	497	(5,635)
Minimum pension liability adjustment	2,693	1,225	(291)
Comprehensive income	$16,254	$16,223	$12,337

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in	Retained Earnings	Other		Total
	Common Stock		excess of	(Accumulated	Comprehensive	Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	par value	Loss)	Loss	Interest	Equity
Balance January 1, 2022	35,028	$350	$252,989	$(36,715)	$(12,070)	$1,403	$205,957
Net income for the year ended December 31, 2022	-	-	-	17,417	-	846	18,263
Exercise of stock options	43	-	377	-	-	-	377
Restricted stock units issued	286	3	(443)	-	-	-	(440)
Share-based compensation earned	57	1	4,261	-	-	-	4,262
Common stock repurchase and retirement (See Note 9)	(1,032)	(10)	(7,010)	-	-	-	(7,020)
Adjustment for minimum pension liability, net of tax of $97	-	-	-	-	(291)	-	(291)
Translation loss	-	-	-	-	(5,635)	-	(5,635)
Noncontrolling interest distribution	-	-	-	-	-	(1,425)	(1,425)
Fair value of noncontrolling interest equity issued (See Note 14)	-	-	-	-	-	4,100	4,100
Balance December 31, 2022	34,382	$344	$250,174	$(19,298)	$(17,996)	$4,924	$218,148
Net income for the year ended December 31, 2023	—	—	—	12,911	-	1,590	14,501
Exercise of stock options	101	1	1,209	-	-	-	1,210
Restricted stock units issued	328	3	(1,189)	-	-	-	(1,186)
Share-based compensation earned	24	—	4,762	-	-	-	4,762
Adjustment for minimum pension liability, net of tax of $619	-	-	-	-	1,225	-	1,225
Translation gain	-	-	-	-	497	-	497
Noncontrolling interest distribution	-	-	-	-	-	(1,666)	(1,666)
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	$4,848	$237,491
Net income for the year ended December 31, 2024	-	-	-	12,957	-	1,464	14,421
Exercise of stock options	28	-	367	-	-	-	367
Restricted stock units issued	314	3	(3,018)	-	-	-	(3,015)
Share based compensation earned	31	—	7,908	-	-	-	7,908
Common stock repurchase and retirement	(230)	(2)	(5,002)	-	-	-	(5,004)
Adjustment for minimum pension liability, net of tax of $782	-	-	-	-	2,693	-	2,693
Translation loss	-	-	-	-	(860)	-	(860)
Noncontrolling interest distributions	-	-	-	-	-	(2,108)	(2,108)
Balance December 31, 2024	34,978	$349	$255,211	$6,570	$(14,441)	$4,204	$251,893

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

ACCUMULATED OTHER COMPREHENSIVE LOSS

(dollars in thousands)	Translation loss	Minimum pension liability adjustment, net	Accumulated other comprehensive loss
Balance January 1, 2022	$(6,358)	$(5,712)	$(12,070)
2022 activity	(5,635)	(291)	(5,926)
Balance December 31, 2022	(11,993)	(6,003)	(17,996)
2023 activity	497	1,225	1,722
Balance December 31, 2023	(11,496)	(4,778)	(16,274)
2024 activity	(860)	2,693	1,833
Balance December 31, 2024	$(12,356)	$(2,085)	$(14,441)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$14,421	$14,501	$18,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,523	12,507	10,614
Unrealized foreign currency loss (gain)	2,664	(1,041)	(1,284)
Fair value adjustments to earnout liabilities	134	296	(229)
Earnout payments	—	—	(1,007)
Loss on sale of property and equipment	191	110	10
Amortization of debt discount	498	427	371
Share-based compensation expense	7,514	4,533	3,895
Bad debt expense	295	1,593	1,340
Inventory reserve expense	1,056	1,099	140
Deferred income tax benefit	(3,606)	(118)	(39)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(52,355)	(26,851)	(6,751)
Cost and estimated earnings of billings on uncompleted contracts	(4,149)	5,040	(16,851)
Inventories	(9,814)	(6,896)	(6,023)
Prepaid expenses and other current assets	(8,347)	1,196	37
Deferred charges and other assets	(12,736)	(1,420)	2,478
Accounts payable	36,181	13,852	19,843
Accrued expenses	7,119	8,340	2,693
Billings in excess of costs and estimated earnings on uncompleted contracts	24,923	21,575	4,405
Income taxes payable	1,425	(1,976)	1,424
Other liabilities	4,891	(2,120)	(3,680)
Net cash provided by operating activities	24,828	44,647	29,649
Cash flows from investing activities:
Acquisitions of property and equipment	(17,368)	(8,384)	(3,376)
Net proceeds from sale of assets	4	—	19
Cash paid for acquisitions, net of cash acquired	(87,948)	(48,102)	(44,900)
Net cash used in investing activities	(105,312)	(56,486)	(48,257)
Cash flows from financing activities:
Borrowings on revolving credit lines	309,300	106,600	75,200
Repayments on revolving credit lines	(112,400)	(150,600)	(35,900)
Borrowings of long-term debt	—	75,000	11,000
Repayments of long-term debt	(113,982)	(4,985)	(3,120)
Repayments of notes payable	—	—	(500)
Deferred financing fees paid	(1,924)	(363)	(130)
Deferred consideration paid for acquisitions	(2,050)	(1,247)	—
Payments on capital leases and sale-leaseback financing liability	(925)	(907)	(600)
Earnout payments	(2,831)	(2,123)	—
Equity awards surrendered by employees for tax liability, net of proceeds from employee stock purchase plan and exercise of stock options	(2,169)	1,435	671
Distributions to non-controlling interest	(2,109)	(1,666)	(1,425)
Common stock repurchases	(5,000)	—	(7,020)
Net cash provided by financing activities	65,910	21,144	38,176
Effect of exchange rate changes on cash and cash equivalents	(2,673)	(442)	(4,978)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,247)	8,863	14,590
Cash, cash equivalents and restricted cash at beginning of year	55,448	46,585	31,995
Cash, cash equivalents and restricted cash at end of year	$38,201	$55,448	$46,585
Cash paid during the period for:
Interest	$13,335	$12,098	$5,007
Income taxes	$9,550	$9,916	$5,378

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024, 2023 and 2022

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

Unless indicated, all balances within tables are in thousands with the exception of per share amounts.

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

Cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2024 and 2023, Restricted Cash is cash in support of letters of credit issued by various foreign subsidiaries of the Company. The Company occasionally enters into letters of credit with durations in excess of one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows.

	December 31,
	2024	2023
Cash and cash equivalents	$37,832	$54,779
Restricted cash	369	669
Total cash, cash equivalents and restricted cash	$38,201	$55,448

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

The Company completes an impairment assessment annually in the fourth quarter, or more often as circumstances require, of its indefinite life intangible assets. As a part of its annual assessment, typically, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not, as defined as a likelihood of more than 50 percent, that the fair value of an asset is less than its carrying amount. If there is a qualitative determination that the fair value of a particular asset is more likely than not greater than its carrying value, the Company does not need to proceed to the quantitative estimated fair value test for that asset. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined by the relief from royalty method. If the estimated fair value of an asset is less than its carrying value, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

Goodwill—The Company completes an impairment assessment annually in the fourth quarter or more often as circumstances require, of its goodwill on a reporting unit level, at or below the operating segment level. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not, defined as a likelihood of more than 50 percent, that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, the Company does not need to quantitatively test for goodwill impairment for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded.

Business Combinations—The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based upon their estimated fair values as of the acquisition date. The Company determines the fair value of intangible assets using the income method, which is based upon a discounted future cash flow. The discounted future cash flow utilizes unobservable inputs, or Level 3 assumptions. Specifically, the discounted future cash flow uses the significant assumptions of projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Projected revenue and operational profit, and terminal growth rates have been determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted future cash flow approach. Cost of capital has also been determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill based on the expected benefits from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Subsequent to the measurement period, any necessary adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations, and expensed as incurred.

Deferred financing costs—Deferred financing costs are amortized to interest expense over the life of the related loan. In fiscal 2021, the Company entered into Amendment No.2 to the Second Amended and Restated Credit Agreement. The Credit Facility amended the Company’s existing Amendment No. 1 to Second Amended and Restated Agreement. In connection with the Credit Facility, the Company incurred $0.8 million in customary closing fees in 2021 that were capitalized and classified as a debt discount (see Note 8 for further details on the Credit Facility). In fiscal 2023, the Company entered into Amendment No.4 to the to the Second Amended and Restated Credit Agreement. In connection with this amendment, the Company incurred $0.4 million in customary closing fees in the fourth quarter of 2023 that were capitalized and classified as a debt discount (see Note 8). In fiscal 2024, the Company entered into the Third Amended and Restated Credit Agreement. In connection with this agreement, the Company incurred $1.8 million in customary closing fees that were capitalized and classified as a debt discount (see Note 8). In addition, $0.1 million of loss on extinguishments of debt was recorded within Interest expense on the Consolidated Statement of Income related to the previously capitalized amounts relating to the portion of the Third Amended and Restated Credit Agreement that was concluded to be debt extinguishment. Amortization expense was $0.5 million, $0.4 million and $0.4 million for 2024, 2023 and 2022, respectively. As of December 31, 2024, and 2023, remaining capitalized deferred financing costs of $2.7 million and $1.3 million, respectively, are included as a discount to debt in the accompanying Consolidated Balance Sheets.

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

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the products and services. A significant amount of the Company's revenue is recognized over a period of time as the Company performs under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For these contracts, the cost-to-cost measure best depicts the continuous transfer of goods or services to the customer. Annual revenue recognized over a period of time is approximately 75% of total revenue for the years ended December 31, 2024, 2023, and 2022.

For contracts where the duration is short, total contract revenue is insignificant, or control does not continuously transfer to the customer, revenues are recognized at the point in time control passes to the customer, which occurs generally upon shipment of product. Annual revenue recognized at a point in time is approximately 25% of total revenue for the years ended December 31, 2024, 2023, and 2022.

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

Billings in excess of costs and estimated earnings on uncompleted contracts are current liabilities, which relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated earnings on uncompleted contracts is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities, classified in Accrued expenses in the Consolidated Balance Sheets, include advance payments received from customers for which revenue has not been recognized for contracts where revenue is recognized at a point in time. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year.

As of the beginning of the prior year period, or January 1, 2023, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $71.0 million and $32.7 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Consolidated Balance Sheets were $4.5 million as of January 1, 2023. Approximately 95% of the Company's contract liabilities as of December 31, 2023 were recognized as revenue in the year ended December 31, 2024. Approximately 95% of the Company's contract liabilities as of December 31, 2022 were recognized as revenue in the year ended December 31, 2023. Approximately 75% of the Company's contract liabilities as of December 31, 2021 were recognized as revenue in the year ended December 31, 2022.

The revenue streams within the Company are consistent with those disclosed for the Company's reportable segments. See Note 15 to the Consolidated Financial Statements for additional information on product offerings and segments.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. There was no provision for estimated losses on uncompleted contracts at December 31, 2024 and 2023.

Cost of sales—Cost of sales amounts include materials, subcontract costs, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing, and depreciation.

Claims—Change orders arise when the scope of the original project is modified for any of a variety of reasons. The Company will negotiate the extent of the modifications, its expected costs and recovery with the customer. Costs related to change orders are added to the expected total cost of the project. In cases where contract revenues are increased in excess of the expected costs of the change order, incremental profit also is recognized on the contract. Generally, in order for this recognition of incremental profit to occur, the customer approves in writing the scope and pricing of the change order. Change orders that are in dispute are effectively handled as claims.

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

Selling and administrative expenses—Selling and administrative expenses on the Consolidated Statements of Income include sales and administrative wages and associated benefits, selling and office expenses, professional fees, bad debt expense and depreciation. Selling and administrative expenses are charged to expense as incurred. Selling and administrative expenses for the years ended December 31, 2024, 2023, and 2022 included $0.7 million, $0.6 million, and $0.5 million of advertising expenses, respectively.

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

Restructuring expenses—Restructuring expenses on the Consolidated Statements of Income include expenses related to ongoing restructuring programs to reduce operating costs in the future. Within restructuring expenses are charges related to severance, facility exit, legal and property, plant and equipment impairment associated with exit or disposal activities.

Executive transition expenses—Executive transition expenses on the Consolidated Statements of Income include expenses related to the severance for the Company’s former executives, as well as fees and expenses incurred in the search for, and hiring of, new executives.

Asbestos litigation expenses—Asbestos litigation expenses on the Consolidated Statements of Income include expenses related to the settlement of asbestos litigation involving the Company's subsidiaries.

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

Earnings per share—The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for 2024, 2023 and 2022.

	For the Year Ended December 31
	2024	2023	2022
(table only in thousands)
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$12,957	$12,911	$17,417

Denominator
Basic weighted-average shares outstanding	34,927	34,665	34,672
Common stock equivalents arising from stock options and restricted stock awards	1,455	669	333
Diluted weighted-average shares outstanding	36,382	35,334	35,005

Options and unvested restricted stock units are included in the computation of diluted earnings per share using the treasury stock method. For 2024, 2023 and 2022, outstanding options and unvested restricted stock units of zero, zero and 1.1 million, respectively, were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

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

Transactions denominated in other than the local currency are remeasured into the local currency and the resulting exchange gains or losses are included in “Other (expense) income, net” line of the Consolidated Statements of Income. Transaction (losses) gains were $(4.3) million, $1.2 million, and $6.3 million in 2024, 2023 and 2022, respectively.

Accounting Standards Adopted in 2024

In 2024, the Company adopted Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which addresses segment disclosure requirements, primarily the disclosure of significant segment expenses. See Note 15 for the associated disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which addresses expense disclosure requirements, primarily the disaggregation of expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

2.
Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt, and accounts payable, which approximate fair value at December 31, 2024 and 2023, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $221.5 million and $138.6 million at December 31, 2024 and 2023, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy.

At December 31, 2024 and 2023, the Company had cash and cash equivalents of $37.8 million and $54.8 million, respectively, of which $29.7 million and $38.5 million, respectively, was held outside of the United States, principally in the United Arab Emirates, Netherlands, United Kingdom, China, and Mexico.

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

3.
Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
(table only in thousands)	2024	2023
Accounts receivable	$168,435	$119,193
Allowance for credit losses	(8,863)	(6,460)
Total accounts receivable	$159,572	$112,733

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2023, were $83.1 million.

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $13.6 million and $3.2 million at December 31, 2024 and 2023, respectively. Retainage receivables as of the beginning of the prior year period, or January 1, 2023, were $1.6 million. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Consolidated Balance Sheets depending on timing of expected collection.

Provision for credit losses was $0.3 million, $1.6 million and $1.3 million during 2024, 2023 and 2022, respectively, while accounts charged to (recovered from) the provision were $2.9 million, $(0.6) million and $0.6 million during 2024, 2023 and 2022, respectively.

4.
Inventories

Inventories consisted of the following:

	December 31,
(table only in thousands)	2024	2023
Raw materials	$27,466	$25,819
Work in process	14,532	9,710
Finished goods	4,342	2,368
Obsolescence allowance	(3,716)	(3,808)
Total inventories	$42,624	$34,089

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $1.1 million, $1.1 million and $0.1 million during 2024, 2023 and 2022, respectively. Items charged to the allowance for inventory write-offs were $0.3 million, $0.3 million, and zero, during 2024, 2023 and 2022, respectively.

5.
Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
(table only in thousands)	2024	2023
Land, building and improvements	$17,788	$12,284
Machinery and equipment and other	57,197	33,364
Property, plant and equipment, gross	74,985	45,648
Less accumulated depreciation	(41,175)	(19,411)
Property, plant and equipment, net	$33,810	$26,237

Depreciation expense was $5.8 million, $5.1 million and $3.6 million for 2024, 2023 and 2022, respectively.

6.
Goodwill and Intangible Assets

(table only in thousands)	Engineered Systems segment	Industrial Process Solutions segment	Totals
Balance of goodwill at December 31, 2022	$114,746	$68,451	$183,197
Acquisitions	27,152	—	27,152
Foreign currency translation	331	646	977
Balance of goodwill at December 31, 2023	142,229	69,097	211,326
Acquisitions	110	59,005	59,115
Foreign currency translation	(596)	(98)	(694)
Balance of goodwill at December 31, 2024	$141,743	$128,004	$269,747

As of December 31, 2024 and 2023, the Company has an aggregate amount of goodwill acquired of $330.4 million and $272.0 million, respectively, and an aggregate amount of impairment losses of $60.7 million which was recognized in 2017.

The Company’s indefinite lived intangible assets as of December 31, 2024 and 2023 consisted of the following:

	Tradenames
(table only in thousands)	2024	2023
Balance beginning of year	$9,570	$9,508
Foreign currency adjustments	(104)	62
Balance end of year	$9,466	$9,570

The Company completes an impairment assessment of its goodwill and indefinite life intangible assets at the reporting unit level annually, or upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual assessment was performed in the fourth quarters of 2024, 2023 and 2022. The assessments did not result in impairment in 2024, 2023 or 2022.

The Company’s finite lived intangible assets consisted of the following:

	December 31,
	2024		2023
(table only in thousands) Intangible assets – finite life	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$20,614	$14,769	$16,517	$14,061
Customer lists	127,354	70,045	103,471	63,420
Tradenames	18,530	6,392	14,094	5,001
Foreign currency adjustments	(2,770)	(1,528)	(1,083)	56
Total finite life intangible assets	$163,728	$89,678	$132,999	$82,538

Amortization expense of finite life intangible assets was $8.7 million, $7.4 million and $7.0 million for 2024, 2023 and 2022, respectively. Amortization over the next five years for finite life intangibles is $12.2 million in 2025, $11.7 million in 2026, $10.6 million in 2027, $9.8 million in 2028, and $8.5 million in 2029.

7.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(table only in thousands)	2024	2023
Compensation and related benefits	$12,274	$11,278
Accrued warranty	4,558	5,105
Contract liability	9,746	7,875
Short-term operating lease liability	4,262	4,278
Other	16,688	15,765
Total accrued expenses	$47,528	$44,301

The activity in the Company’s earnout liability consisted of the following:

	December 31,
(table only in thousands)	2024	2023
Earnout accrued at beginning of year	$2,200	$1,200
Fair value of earnout at acquisition date	6,332	2,800
Fair value adjustment	134	296
Payments and other	(2,831)	(2,096)
Earnout accrued at end of year	$5,835	$2,200

Current portion, recorded within Accrued expenses	60	1,115
Non-current portion, recorded within Other liabilities	5,775	1,085

As additional consideration in the acquisition of WK Germany KG, GmbH and WK Asia-Pacific Pte. Ltd. (collectively, "WK Group"), the former owners of WK Group are entitled to earn-out payments up to $27.5 million based upon specified financial results through September 30, 2025. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $6.3 million, recorded in "Other liabilities" on its Consolidated Balance Sheets.

As additional consideration in the acquisition of Kemco Systems Co., LLC ("Kemco"), the former owners of Kemco are entitled to earn-out payments up to $4.0 million based upon specified financial results through August 31, 2026. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.2 million. As of December 31, 2024, the earnout liability recorded in "Accrued expenses" on its Consolidated Balance Sheets was $0.1 million, reflecting earnout payments of $2.8 million made in the year ended December 31, 2024 and fair value adjustments of $0.7 million during the year ended December 31, 2024. The fair value adjustments were recorded in "Amortization and earnout expenses" on the Consolidated Statement of Income.

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

8.
Senior debt

Debt consisted of the following:

	December 31,
(table only in thousands)	2024	2023
Outstanding borrowings under Credit Facility (defined below)
– Term loan	$—	$112,424
– Revolving Credit Loan	214,200	17,300
Total outstanding borrowings under Credit Facility	214,200	129,724
Outstanding borrowings under the joint venture term debt	7,297	8,855
Unamortized debt discount	(2,617)	(1,296)
Total outstanding borrowings	218,880	137,283
Less: current portion	(1,650)	(10,488)
Total debt, less current portion	$217,230	$126,795

Scheduled principal payments under the Credit Facility and joint venture term debt are $1.7 million in 2025, $1.9 million in 2025, $3.7 million in 2027, zero in 2028, and $214.2 million in 2029.

Credit Facility

On December 17, 2021, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement. This agreement amended and restated the Company’s prior credit agreement. Pursuant to this amendment, the lenders provided a term loan in the aggregate principal amount of $44.1 million and a senior secured revolving credit commitment up to an aggregate principal amount of $140.0 million. This revolving credit commitment allowed the Company the ability to borrow loans denominated in different currencies. Additionally, the agreement extended the maturity date to December 17, 2026, replaced LIBOR interest with Secured Overnight Financing Rate ("SOFR") interest for USD loans, Sterling Overnight Interbank Average Rate ("SONIA") for GBP loans, and Canadian Dollar Offered Rate ("CDOR") for CAD loans, and redefined certain financial covenants.

On October 30, 2023, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement. Pursuant to this amendment, the lenders provided an additional term loan in the aggregate principal amount of $75.0 million, which was subsequently used to repay a portion of the outstanding balance on the revolving credit loan. At the Company’s option, revolving loans and the term loans accrued interest at a per annum rate based on (a) either the highest of (i) the federal funds rate plus 0.5%, or (ii) the prime lending rate of the Agent (as defined in the Credit Agreement), (b) Daily Simple SOFR plus the Daily Simple SOFR Adjustment of 0.11% plus 1.0%, (c) 1.0%, plus a margin ranging from 1.75% to 3.25% depending on the Company’s Consolidated Leverage Ratio, or (d) a one/three/six-month Term SOFR Rate (as defined in the Credit Agreement) plus the Term SOFR Adjustment ranging from 0.11% to 0.43% plus 1.75% to 3.25% depending on the Company’s Consolidated Leverage Ratio. Interest on swing line loans is the Base Rate. Interest on Base Rate loans was payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans was payable on the last date of each applicable Interest Period (as defined in the agreement), but in no event less than once every three months and at maturity.

On October 7, 2024, the Company entered into the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent (the “Agent”), which amended and restated in its entirety the Company’s Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto and the Agent. The Amended Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $400.0 million (the "Credit Facility”). At the Company’s option, the Company may increase the aggregate principal amount of the Credit Facility from time to time by an additional aggregate principal amount of up to (a) $125.0 million plus (b) such additional amount, if any, as would not cause the Consolidated Secured Net Leverage Ratio (as defined in the Amended Credit Agreement) to exceed 3.00 to 1.00 after giving pro forma effect to such increased amount, in additional revolving credit and/or one or more tranches of term loans, subject to certain conditions, including the consent of the Agent and any increasing or additional lenders.

The Credit Facility will mature on October 7, 2029. The Credit Facility accrues interest (a) with respect to base rate loans, at an annual rate equal to an applicable rate of between 0.75% and 2.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate equal to the highest of (1) the Agent’s prime rate, (2) the federal funds rate plus one-half of 1.00%, (3) Daily Simple SOFR (as defined in the Credit Agreement) plus 1.00% and (4) 1.00%, (b) for all other loans, at an annual rate equal to an applicable rate of between 1.75% and 3.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate determined based on the denominated currency and, as applicable pursuant to the Amended Credit Agreement, whether the Company has elected for interest on such loans to accrue at a daily rate or a term rate: (a) for term rate loans, if denominated (1) in U.S. Dollars, Term SOFR

(as defined in the Amended Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in euros, EURIBOR, (3) in Canadian dollars, the Term CORRA Rate (as defined in the Credit Agreement) plus 0.29547% for a one-month interest period and 0.32138% for a three-month interest period or (4) in a currency other than (1)-(3), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent, and (b) for daily rate loans, if denominated (1) in U.S. dollars, Daily Simple SOFR (as defined in the Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in pounds sterling, a rate per annum equal to SONIA (as defined in the Credit Agreement) plus 0.0326% per annum or (3) in a currency other than (1) or (2), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent.

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

As of December 31, 2024 and 2023, $18.9 million and $13.3 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans was $166.9 million and $109.4 million at December 31, 2024 and 2023, respectively. Revolving loans may be borrowed, repaid and reborrowed until October 7, 2029, at which time all outstanding balances of the Credit Facility must be repaid.

The weighted average stated interest rate on outstanding borrowings was 7.07% and 8.29% at December 31, 2024 and 2023, respectively. The effective interest rate was 7.82% and 7.70% at December 31, 2024 and 2023, respectively.

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

In connection with the Credit Facility, the Company paid $0.8 million in customary closing fees during 2021, and $0.4 million in customary closing fees during 2023, that were deferred and classified as a debt discount, as a result of the associated amendments being accounted for as debt modifications. In 2024, $0.1 million of loss on extinguishments of debt was recorded related to the Amended Credit Agreement. The remaining amount continues to be deferred and classified as a debt discount, along with $1.8 million in customary closing fees during 2024, as these amounts relate to portions of the Amended Credit Agreement accounted for as debt modifications.

As of December 31, 2024 and 2023, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Company's Effox-Flextor-Mader, Inc. joint venture ("EFM JV") entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC, as further described in Note 14. As of December 31, 2024 and 2023, $7.3 million and $8.9 million was outstanding under the loan. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate was 7.96% and 8.70% at December 31, 2024 and 2023, respectively. As of December 31, 2024, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility.

As of December 31, 2024, there were $16.2 million in current assets, $25.4 million in long-lived assets, and $14.0 million in total liabilities related to the EFM JV included in the Consolidated Balance Sheets. As of December 31, 2023, there were $14.5 million in current assets, $26.7 million in long-lived assets, and $12.5 million in total liabilities related to the EFM JV included in the Consolidated Balance Sheets. For the years ended December 31, 2024, 2023, and 2022, EFM JV accounted for $47.0 million, $37.7 million and $35.8 million in revenue, respectively. For the years ended December 31, 2024, 2023, and 2022, EFM JV accounted for $4.1 million, $4.2 million and $2.3 million in net income, respectively.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $80.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of December 31, 2024 and 2023, $45.9 million and $45.8 million in bank guarantees were outstanding, respectively, inclusive of $1.1 million and $1.3 million in outstanding bank guarantees as of December 31, 2024 and 2023, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets, as well as $2.1 million and $2.3 million in outstanding bank guarantees as of December 31, 2024 and 2023, respectively, under Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China and secured by local assets. As of December 31, 2024, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

9.
Shareholders’ Equity

Share-Based Compensation

The Company’s 2021 Equity and Incentive Compensation Plan (the “2021 Plan”) was approved by the Company’s stockholders on May 25, 2021 which replaced the 2017 Equity Incentive Plan (the “2017 Plan”). No further grants will be made under the 2017 Plan, but outstanding awards under the 2017 Plan will continue to be unaffected in accordance with their terms. The 2021 Plan permits the granting of stock options with an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of the grant, and other stock-based awards, including appreciation rights, restricted stock, restricted stock units, performance shares and dividend equivalents. A total of 2.6 million shares of common stock were authorized for issuance. As of December 31, 2024, 1.3 million shares remain available for future issuance. Stock options granted to employees generally vest equally over a period of four years from the date of the grant with a maximum contractual term of ten years from the date of the grant. Stock awards granted to employees generally vest over a period of two to four years from the date of the grant.

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

Share-based compensation expense for stock options and restricted stock awards under these plans was $7.2 million, $4.3 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax benefit related to share-based compensation expense was $1.6 million, $0.8 million and $0.5 million in 2024, 2023 and 2022, respectively.

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

The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1.3 million shares over the ten-year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock. As of December 31, 2024, 1.1 million shares remain available for future issuance.

The Company recognized employee stock purchase plan expense of $0.3 million, $0.2 million and $0.1 million in 2024, 2023 and 2022, respectively.

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

The Company granted approximately 25,000 stock options during the year ended December 31, 2024. No stock options were granted for the years ended December 31, 2023, and 2022.

The fair value of stock options is recorded as compensation expense on a straight-line basis over the vesting periods (which approximates the requisite service period) of the options and forfeitures are accounted for when they occur.

Information related to all stock options under the 2021 Plan, 2017 Plan and 2007 Plan, and the 2020 Inducement Awards for 2024, 2023 and 2022 is shown in the tables below:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2023	1,247	$11.09	3.4 years
Grants	25	21.32
Forfeitures	(2)	13.08
Exercised	(28)	12.09
Outstanding and expected to vest at December 31, 2024	1,242	11.35	2.6 years	$23,902
Exercisable at December 31, 2024	1,216	11.15	2.5 years	$23,676

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2022	1,440	$11.30	4.0 years
Forfeitures	(92)	13.43
Exercised	(101)	11.93
Outstanding and expected to vest at December 31, 2023	1,247	11.09	3.4 years	$11,452
Exercisable at December 31, 2023	942	11.10	3.4 years	$8,652

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2021	1,514	$11.19	4.9 years
Forfeitures	(32)	10.55
Exercised	(42)	8.15
Outstanding and expected to vest at December 31, 2022	1,440	11.30	4.0 years	$1,766
Exercisable at December 31, 2022	833	11.47	3.6 years	$923

The Company received $0.4 million, $1.2 million and $0.4 million of cash from employees exercising options in 2024, 2023 and 2022, respectively. The intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $0.3 million and $0.2 million, respectively.

Restricted Stock Awards

Information related to restricted stock awards under the 2021 Plan, 2017 Plan, 2007 Plan, and the 2020 Inducement Awards for 2024, 2023 and 2022 is shown in the table below. The fair value of restricted stock awards is based on the price of the stock in the open market on the date of the grant, and the fair value of performance-based restricted stock units is determined by using the Monte Carlo valuation model. The fair value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting periods of the awards and forfeitures are accounted for when they occur.

(Shares in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,033	$7.17
Granted	755	5.74
Vested	(355)	6.80
Forfeited	(255)	6.41
Nonvested at December 31, 2022	1,178	6.53
Granted	734	16.12
Vested	(417)	6.56
Forfeited	(174)	7.19
Nonvested at December 31, 2023	1,321	11.77
Granted	356	22.03
Vested	(409)	9.19
Forfeited	(74)	14.29
Nonvested at December 31, 2024	1,194	14.98

The fair value of awards vested and released during the years ended December 31, 2024, 2023 and 2022 was $4.1 million, $5.9 million, and $2.3 million, respectively.

Unrecognized compensation expense related to nonvested shares of stock options, restricted stock and performance units was $11.7 million at December 31, 2024 and will be recognized over a weighted average vesting period of 1.1 years.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. During the year ended December 31, 2022, the Company repurchased and retired approximately 1,032,000 shares of common stock at a cost of $7.0 million under the program. No repurchases occurred during the year ended December 31, 2023. During the year ended December 31, 2024, the Company repurchased and retired approximately 230,000 shares of common stock at a cost of $5.0 million under the program.

Dividends

The Company's dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with financial covenants under the Credit Facility. The Company has not paid a cash dividend on its common stock during the years ended December 31, 2024, 2023 or 2022.

10.
Pension and Employee Benefit Plans

The Company sponsors a non-contributory defined benefit pension plan for certain union employees. The accrual of future benefits for all participants who are non-union employees was frozen effective December 31, 2008. The plan is funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974.

The accumulated benefit obligation as of December 31, 2024, 2023 and 2022, was $24.7 million, $26.8 million, and $27.4 million, respectively.

The following tables set forth the plan changes in benefit obligations, plan assets and funded status on the measurement dates:

	December 31,
(table only in thousands)	2024	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,760	$27,350	$35,035
Interest cost	1,215	1,274	877
Actuarial (gain) loss	(1,237)	183	(6,540)
Benefits paid	(2,073)	(2,047)	(2,022)
Projected benefit obligation at end of year	24,665	26,760	27,350
Change in plan assets:
Fair value of plan assets at beginning of year	22,646	21,821	29,474
Actual return on plan assets	3,236	2,872	(5,631)
Employer contributions	1,335	—	—
Benefits paid	(2,073)	(2,047)	(2,022)
Fair value of plan assets at end of year	25,144	22,646	21,821
Funded status at end of year	$479	$(4,114)	$(5,529)
Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	5.35%	4.70%	4.90%

The funded status as of December 31, 2024, 2023 and 2022, was $0.5 million, $(4.1) million, and $(5.5) million, respectively and is recognized in "Deferred charges and other assets" or "Other liabilities" within the Consolidated Balance Sheets.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Income are as follows:

	December 31,
(table only in thousands)	2024	2023	2022
Interest cost	$1,215	$1,274	$877
Expected return on plan assets	(1,223)	(1,142)	(1,560)
Amortization of net loss	226	297	263
Net periodic benefit income (expense)	$218	$429	$(420)

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	December 31,
(table only in thousands)	2024	2023	2022
Net (gain) loss	$(3,249)	$(1,548)	$651
Amortization of net actuarial loss	(226)	(297)	(263)
Total recognized in other comprehensive income (loss)	$(3,475)	$(1,845)	$388
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(3,257)	$(1,416)	$(32)

Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	December 31,
	2024	2023	2022
Discount Rate	4.70%	4.90%	2.55%
Expected return on assets	5.50%	5.50%	5.50%

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

During 2024, 2023 and 2022, the Company updated the mortality tables (RP-2021 Total Mortality Table, RP-2020 Total Mortality Table, and RP-2019 Total Mortality Table for each respective year) in the underlying assumptions used to determine the benefit obligation.

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

The Company's defined benefit pension plan asset allocation by asset category is as follows:

	Target Allocation	Percentage of Plan Assets
	2024	2024	2023
Asset Category:
Cash and cash equivalents	0%	1%	1%
Equity securities	70%	74%	76%
Debt securities	30%	25%	23%
Total	100%	100%	100%

The Company made contributions to the pension plan of $1.3 million during the year ended December 31, 2024. No contributions were made in 2023 or 2022. Estimated pension plan cash obligations are $2.1 million annually for 2025 through 2029, and a total of $9.5 million for the years 2030 through 2034.

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

The levels assigned to the defined benefit plan assets as of December 31, 2024, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$198	$—	$—	$198
Equity securities	18,622	—	—	18,622
Debt securities	6,324	—	—	6,324
Total assets	$25,144	$—	$—	$25,144

The levels assigned to the defined benefit plan assets as of December 31, 2023, are summarized in the tables below:

(table only in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$311	$—	$—	$311
Equity securities	17,233	—	—	17,233
Debt securities	5,102	—	—	5,102
Total assets	$22,646	$—	$—	$22,646

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

The Company’s participation in these plans for the year ended December 31, 2024, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2024 is for the plan’s year-end at December 31, 2023. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

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

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2023. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2024.

The Company has no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled $0.2 million, $0.5 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company has a 401(k) savings retirement plan for employees of certain of its subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows the Company to make discretionary contributions and provides for employee salary deferrals of up to 100%. The Company made aggregate matching contributions and discretionary contributions of $2.3 million, $2.0 million, and $1.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

The components of lease expense were as follows:

	December 31,
(table only in thousands)	2024	2023	2022
Operating lease cost (1)	$6,146	$4,643	$3,558
Finance lease cost:
Amortization of right-of-use assets	309	232	309
Interest on lease liability	232	289	289
Total finance lease cost	541	521	598
Total lease cost	$6,687	$5,164	$4,156

(1) Includes variable lease costs which are immaterial.

Supplemental cash flow information related to leases was as follows:

	December 31,
(table only in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,594	$4,567	$3,637
Operating cash flows from finance leases	$232	$289	$289
Financing cash flows from finance leases	$925	$907	$600
Right of use assets obtained in exchange for lease obligations
Operating leases	$13,669	$7,697	$3,487

Supplemental balance sheet information related to leases was as follows:

	December 31,
(table only in thousands)	2024	2023
Operating leases
Right-of-use assets from operating leases	$25,102	$16,256

Accrued expenses	$4,262	$4,278
Operating lease liabilities	20,230	11,417
Total operating lease liabilities	$24,492	$15,695

Finance leases
Property, plant and equipment, net	$1,711	$2,097

Accrued expenses	$743	$693
Other liabilities	4,101	4,844
Total finance lease liabilities	$4,844	$5,537

Weighted-average remaining lease term were as follows:

	December 31,
	2024	2023
Operating leases	9 years	8 years
Finance leases	7 years	7 years
Weighted-average discount rate
Operating leases	6.4%	5.8%
Finance leases	4.6%	4.6%

As of December 31, 2024, maturities of lease liabilities were as follows:

(table only in thousands)	Operating Leases	Finance Leases
2025	$5,810	$943
2026	4,886	962
2027	4,026	982
2028	3,641	1,001
2029	3,089	1,021
Thereafter	9,709	575
Total minimum lease payments	$31,161	$5,484
Less imputed interest	(6,669)	(640)
Lease liability	$24,492	$4,844

12.
Commitments and Contingencies

Legal Proceedings

Asbestos cases

The Company's subsidiary, Met-Pro, beginning in 2002 began to be named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. Cumulative settlement payments from 2002 through December 31, 2024 for cases involving asbestos-related claims were $7.5 million which together with all legal fees other than corporate counsel expenses have substantially been paid by the Company’s insurers. The average cost per settled claim, excluding legal fees, was approximately $34,000. As of December 31, 2024 and 2023, the amount recorded within "Accrued expenses" on the Consolidated Balance Sheets was $0.2 million and zero, respectively, related to asbestos litigation.

Based upon the most recent information available to the Company regarding such claims, there were a total of 347 cases pending against the Company as of December 31, 2024 (with Illinois, New York, Pennsylvania and West Virginia having the largest number of cases), as compared with 313 cases that were pending as of December 31, 2023. During 2024, 207 new cases were filed against the Company, and the Company was dismissed from 133 cases and settled 40 cases. Most of the pending cases have not advanced beyond the early stages of discovery, although a number of cases are on schedules leading to or are scheduled for trial. The Company believes that its insurance coverage is adequate for the cases currently pending against the Company and for the foreseeable future, assuming a continuation of the current volume, nature of cases and settlement amounts. However, the Company has no control over the number and nature of cases that are filed against it, nor as to the financial health of its insurers or their position as to coverage. The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

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

13.
Income Taxes

Income before income taxes was generated in the United States and globally as follows:

(in thousands)	2024	2023	2022
Domestic	$8,222	$7,444	$11,971
Foreign	9,469	14,081	11,718
Total income before income taxes	$17,691	$21,525	$23,689

Certain of the Company’s undistributed earnings of its foreign subsidiaries are not permanently reinvested, as management intends to repatriate foreign-held cash as needed to meet domestic cash needs for operating, investing, and financing activities. A liability of $0.9 million has been recorded for the deferred taxes on such undistributed foreign earnings as of December 31, 2024. The deferred taxes are attributable primarily to the foreign withholding taxes that would become payable should the Company repatriate cash held in its foreign operations.

Income tax expense consisted of the following for the years ended December 31:

(in thousands)	2024	2023	2022
Current:
Federal	$2,829	$3,939	$5,009
State	754	1,100	836
Foreign	3,359	2,107	1,755
Total current tax expense	6,942	7,147	7,600
Deferred:
Federal	$(1,905)	(495)	(3,001)
State	(295)	(208)	(231)
Foreign	(1,472)	580	1,058
Total deferred tax expense	(3,672)	(123)	(2,174)
Total tax expense	$3,270	$7,024	$5,426

The income tax expense differs from the statutory rate due to the following:

(in thousands)	2024	2023	2022
Tax expense at statutory rate	$3,715	$4,488	$4,975
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	296	541	340
Capital loss carryforward	(618)	—	—
Other permanent differences	961	290	383
Impact of rate differences and adjustments	1,438	(1,046)	565
United States tax credits and incentives	(534)	(532)	(626)
Foreign tax credits and incentives	(3,142)	(812)	(895)
Change in valuation allowance	(1,508)	1,782	(526)
Foreign withholding taxes on repatriation of foreign earnings	253	(592)	139
Earnout expense (income)	28	85	(48)
Equity compensation	(82)	460	339
Excess compensation	859	360	11
Provision-to-return adjustments	(468)	528	(189)
Investment in joint venture	(371)	(155)	375
Net effect GILTI and FDII	2,871	1,400	565
Other	(428)	227	18
Total tax expense	$3,270	$7,024	$5,426

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

(in thousands)	2024	2023
Gross deferred tax assets:
Accrued expenses	$3,135	$729
Reserves on assets	2,370	2,769
Share-based compensation awards	731	372
Minimum pension	-	920
Net operating loss carry-forwards	3,437	3,785
Tax credit carry-forwards	2,461	2,302
Investment in joint venture	1,333	926
Leases	6,020	3,699
Research and development costs	4,549	3,857
Total gross deferred tax assets	24,036	19,359
Valuation allowances	(5,415)	(6,545)
	$18,621	$12,814

Gross deferred tax liabilities:
Depreciation	(2,099)	(1,809)
Goodwill and intangibles	(19,652)	(14,299)
Prepaid expenses and inventory	(45)	(95)
Withholding tax on unremitted foreign earnings	(915)	(662)
Leases	(5,883)	(3,571)
Revenue recognition	(407)	(694)
Minimum pension	(106)	—
Other	130	(218)
Total gross deferred tax liabilities	(28,977)	(21,348)
Net deferred tax liabilities	$(10,356)	$(8,534)

As of December 31, 2024, federal net operating loss carry forwards total $3.7 million, which expire from 2029 to 2034. As of December 31, 2024, state and local net operating loss carry forwards total $28.3 million, which expire from 2025 to 2044. The Company has recorded a valuation allowance on certain of these net operating loss carry forwards to reflect expected realization. The

Company also has net operating loss carry forwards in foreign jurisdictions totaling $7.3 million. As of December 31, 2024 and 2023, the Company has recorded a valuation reserve, including but not limited to net operating losses, in the amount of $5.4 million and $6.5 million, respectively. The changes in the valuation allowance resulted in additional income tax expense (benefit) of $(1.1) million, $1.5 million, and $(0.5) million in 2024, 2023, and 2022, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2024. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

(in thousands)	2024	2023
Balance as of January 1,	$151	$144
Additions for tax positions of acquired companies	927	—
Additions for tax positions taken in prior years	6	7
Balance as of December 31,	$1,084	$151

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The reserve for uncertain tax positions includes $0.1 million of interest and penalties as of both December 31, 2024 and 2023. The favorable settlement of all uncertain tax positions would impact the Company’s effective income tax rate. Tax years going back to 2019 remain open for examination by all significant federal, state and foreign authorities.

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

14.
Acquisitions

Verantis Environmental Solutions Group

On December 17, 2024, the Company acquired 100% of the equity interests of Verantis Environmental Solutions Group ("Verantis") for $65.5 million in cash, which was financed with a draw on the Company's revolving credit facility. Verantis is a global leader in engineering services and environmental systems that focuses on process improvement in a wide range of general industrial and high technology processes within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $10,557)	$21,107
Property and equipment	373
Intangible - finite life	22,070
Goodwill	44,676
Other assets	142
Total assets acquired	88,368
Current liabilities assumed	(17,595)
Deferred income tax liability	(4,349)
Other liabilities assumed	(928)
Net assets acquired	$65,496

The Company acquired technology, customer lists and tradename intangible assets valued at $2.4 million, $17.0 million and $2.6 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the year ended December 31, 2024, Verantis accounted for $2.4 million in revenue and $0.2 million of net income in the Company's results.

WK Group

On October 2, 2024, the Company acquired 100% of the equity interests of WK Group for $6.8 million in cash, which was financed with a draw on the Company's revolving credit facility. As additional consideration in the acquisition of WK Germany KG, GmbH and WK Asia-Pacific Pte. Ltd. (collectively, "WK Group"), the former owners of WK Group are also entitled to earn-out payments up to $27.5 million based upon specified financial results through September 30, 2025. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $6.3 million, recorded within "Accrued expenses" on its Consolidated Balance Sheets. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. WK Group designs and engineers a broad range of cutting-edge technical equipment and systems for process and environmental and surface technology applications, as well as innovative sustainable solutions within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $9,705)	$20,294
Property and equipment	853
Intangible - finite life	3,114
Goodwill	2,981
Other assets	441
Total assets acquired	27,683
Current liabilities assumed	(12,430)
Deferred income tax liability	(854)
Other liabilities assumed	(1,320)
Net assets acquired	$13,079

The Company acquired technology, customer lists and tradename intangible assets valued at $1.0 million, $1.2 million and $1.0 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the year ended December 31, 2024, WK Group accounted for $4.6 million in revenue and $0.7 million of net loss in the Company's results.

EnviroCare International LLC

On July 29, 2024, the Company acquired 100% of the equity interests of EnviroCare International LLC (“EnviroCare") for $16.8 million, including $15.7 million paid at closing, which was financed with a draw on the Company's revolving credit facility, and a seller promissory note of $1.7 million, partially offset by a working capital adjustment of $0.7 million. EnviroCare is an international designer and provider of industrial exhaust air contamination treatment and control systems, solutions and services across a wide range of industrial and municipal applications within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $596 and accounts receivable of $405)	$3,111
Property and equipment	17
Intangible - finite life	7,250
Goodwill	11,348
Total assets acquired	21,726
Current liabilities assumed	(5,024)
Net assets acquired	$16,702

The Company acquired technology, customer lists and tradename intangible assets valued at $0.8 million, $0.8 million and $5.7 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the year ended December 31, 2024, EnviroCare accounted for $6.0 million in revenue and $0.9 million of net income in the Company's results.

Kemco Systems Co., LLC

On August 23, 2023, the Company acquired 100% of the equity interests of Kemco for $24.0 million in cash, which was financed with a draw on the Company’s revolving credit facility. During the year ended December 31, 2024, the Company received $0.4 million from the former owners of Kemco as a working capital adjustment, reducing the purchase price to $23.6 million. As additional consideration, the former owners of Kemco are entitled to earnout payments up to $4.0 million based upon specified financial results through August 31, 2026, of which $2.8 million was paid during the year ended December 31, 2024. Based on projections at the acquisition date, the Company estimated the fair value of the earnout to be $2.2 million, which was subsequently adjusted to $2.9 million during the year ended December 31, 2024. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. The remaining $0.1 million earnout liability was recorded in "Accrued expenses" on its Consolidated Balance Sheets as of December 31, 2024. Kemco designs and manufactures energy and water conservation systems and equipment for applications regarding wastewater reuse and recycle, heat recovery, water heating, and vapor energy. This acquisition advances the Company's position within the North American water and wastewater treatment market within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $2,328)	$8,902
Property and equipment	341
Right-of-use assets from operating leases	1,602
Intangible - finite life	11,610
Goodwill	11,017
Other assets	16
Total assets acquired	33,488
Current liabilities assumed	(6,853)
Other liabilities assumed	(404)
Net assets acquired	$26,231

The Company acquired technology, customer lists and tradename intangible assets valued at $1.4 million, $8.7 million and $1.5 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the year ended December 31, 2023, Kemco accounted for $13.1 million in revenue and $2.0 million of net income included in the Company’s results.

Transcend Solutions

On March 31, 2023, the Company acquired 100% of the equity interests of Transcend Solutions, LLC ("Transcend") for $22.4 million, including $20.0 million in cash, which was financed with a draw on the Company’s revolving credit facility, $2.4 million of deferred cash consideration, consisting of $0.4 million of holdback paid within one year and $2.0 million of notes payable due in equal installments over two years, of which $1.0 million was paid in the year ended December 31, 2024. Transcend is a process filtration solution design and manufacturing company with applications in hydrocarbon and chemical processing. This acquisition improves the Company's short-cycle and long-cycle mix and expands the Company's reach into midstream oil and gas, liquified natural gas, hydrocarbon processing, and chemical processing applications within the Engineered Systems segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

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

During the year ended December 31, 2022, the Company acquired DS21 Co., Ltd. which accounted for $1.9 million in revenue and $0.5 million of net loss included in the Company’s results, Western Air Ducts Ltd. which accounted for $1.5 million in revenue and $0.3 million of net loss included in the Company’s results, Compass Water Solutions, Inc. which accounted for $3.7 million in revenue and $0.1 million of net loss included in the Company’s results, and General Rubber LLC, through the EFM JV, which accounted for $11.7 million in revenue and $2.1 million of net income included in the Company’s results.

The Company has finalized the valuation of assets acquired and liabilities assumed related to the 2023 acquisitions. The purchase accounting related to the 2024 acquisitions is subject to final adjustment, primarily for the valuation of intangible assets pending final valuation results for such assets and tax balances for the further assessment of the acquiree’s tax positions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition:

	December 31,
(table only in thousands, except per share data)	2024	2023	2022
Net sales	$636,191	$662,569	$478,802
Net income attributable to CECO Environmental Corp.	$16,332	$17,013	$20,179
Earnings per share:
Basic	$0.47	$0.49	$0.58
Diluted	$0.45	$0.48	$0.58

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

15.
Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end markets that the segment serves and are presented in two reportable segments. The results of the segments, specifically income from operations as adjusted for intercompany profits, are reviewed quarterly by the chief operating decision maker, which is the Company's Chief Executive Officer, for the purposes of allocating resources, including personnel, capital, and financial resources, and assessing performance, including the monitoring of budget versus actual results. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

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

The financial segment information is as follows for the year ended December 31, 2024:

(table only in thousands)	Engineered Systems	Industrial Process Solutions
Sales	$399,032	$184,807
Income from operations	72,373	29,575

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the year ended December 31, 2024:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$384,025	$173,908	$557,933
Intra-segment sales	14,767	10,621	25,388
Inter-segment sales	240	278	518
Total segment sales	399,032	184,807	583,839
Reconciliation to sales
Elimination of intra- and inter-segment sales			25,906
Total consolidated sales			557,933
Reconciliation to income before income taxes
Direct cost of sales	254,381	110,835	365,216
Shop burden	8,367	11,837	20,204
Selling expense	21,999	11,993	33,992
Project engineering expense	13,821	7,850	21,671
General and administrative expense	19,085	9,939	29,024
Other segment items(1)	6,764	2,767	9,531
Segment profit	74,615	29,586	104,201
Stock-based compensation			7,514
Other corporate expenses(2)			59,033
Elimination of intersegment profit			2,251
Total consolidated income from operations			35,403
Interest expense			13,020
Other profit or loss(3)			4,692
Total consolidated income before income taxes			17,691

(1) Includes amortization expenses, acquisition and integration expenses, and asbestos litigation expenses.
(2) Includes corporate compensation, professional services, information technology, and other general, administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the year ended December 31, 2024:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Corporate and Other(1)	Total
Property and equipment additions	$3,926	$2,863	$10,579	$17,368
Depreciation and amortization(4)	7,331	4,678	2,514	14,523

(4) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

The financial segment information is as follows for the year ended December 31, 2023:

(table only in thousands)	Engineered Systems	Industrial Process Solutions
Sales	$412,929	$183,011
Income from operations	59,846	21,630

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the year ended December 31, 2023:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$380,108	$164,737	$544,845
Intra-segment sales	31,402	17,489	48,891
Inter-segment sales	1,419	785	2,204
Total segment sales	412,929	183,011	595,940
Reconciliation to sales
Elimination of intra- and inter-segment sales			51,095
Total consolidated sales			544,845
Reconciliation to income before income taxes
Direct cost of sales	287,016	117,747	404,763
Shop burden	7,563	11,614	19,177
Selling expense	17,933	11,832	29,765
Project engineering expense	11,359	5,588	16,947
General and administrative expense	23,370	10,003	33,373
Other segment items(1)	5,777	3,677	9,454
Segment profit	59,911	22,550	82,461
Stock-based compensation			4,533
Other corporate expenses(2)			42,374
Elimination of intersegment profit			985
Total consolidated income from operations			34,569
Interest expense			13,416
Other profit or loss(3)			(372)
Total consolidated income before income taxes			21,525

(1) Includes amortization expenses, acquisition and integration expenses, and asbestos litigation expenses.
(2) Includes corporate compensation, professional services, information technology, and other general, administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the year ended December 31, 2023:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Corporate and Other(1)	Total
Property and equipment additions	$2,070	$2,827	$3,487	$8,384
Depreciation and amortization(4)	5,820	4,352	2,335	12,507

(4) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

The financial segment information is as follows for the year ended December 31, 2022:

(table only in thousands)	Engineered Systems	Industrial Process Solutions
Sales	$278,354	$165,221
Income from operations	36,200	22,705

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the year ended December 31, 2022:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$263,224	$159,404	$422,627
Intra-segment sales	14,088	5,536	19,624
Inter-segment sales	1,042	281	1,323
Total segment sales	278,354	165,221	443,574
Reconciliation to sales
Elimination of intra- and inter-segment sales			20,947
Total consolidated sales			422,627
Reconciliation to income before income taxes
Direct cost of sales	200,020	106,037	306,057
Shop burden	2,321	9,487	11,808
Selling expense	12,395	11,350	23,745
Project engineering expense	7,743	4,767	12,510
General and administrative expense	14,426	9,251	23,677
Other segment items(1)	6,396	2,991	9,387
Segment profit	35,053	21,338	56,390
Stock-based compensation			3,895
Other corporate expenses(2)			32,849
Elimination of intersegment profit			(2,515)
Total consolidated income from operations			22,161
Interest expense			5,419
Other profit or loss(3)			(6,947)
Total consolidated income before income taxes			23,689

(1) Includes amortization expenses, acquisition and integration expenses, and asbestos litigation expenses.
(2) Includes corporate compensation, professional services, information technology, and other general, administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the year ended December 31, 2022:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Corporate and Other(1)	Total
Property and equipment additions	$203	$879	$2,294	$3,376
Depreciation and amortization(4)	4,672	4,388	1,554	10,614

(4) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2024, 2023, or 2022.

Geographic Information

Net sales by geographic area are as follows:

	December 31,
(table only in thousands)	2024	2023	2022
United States	$376,281	$364,483	$272,702
United Kingdom	62,961	51,066	39,635
Netherlands	52,629	51,149	43,184
China	30,622	24,660	22,816
Other	35,440	53,487	44,290
Total net sales	$557,933	$544,845	$422,627

The geographical area data for net sales is based upon the country location of the Company's business unit generating such sales.

Long-lived assets by geographic area are as follows:

	December 31,
(table only in thousands)	2024	2023
United States	$332,162	$270,613
United Kingdom	27,003	26,785
China	36,315	2,017
Other	33,248	19,439
Total long-lived assets	$428,728	$318,854

The geographical area data for long-lived assets is based upon physical location of such assets.

16. Subsequent Events

On January 3, 2025, the Company completed its acquisition of Profire Energy, Inc. ("Profire"), a technology company and provider of intelligent control solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances while mitigating potential environmental impacts related to the operation of these devices with its primary operations in Lindon, Utah and Acheson, Alberta. The aggregate consideration paid by the Company to acquire the shares of Profire was approximately $122.7 million, which the Company financed through a combination of cash on hand and borrowings under its existing credit facility. The impact of this acquisition is not included in the Company's results for the year ended December 31, 2024. The initial accounting for the acquisition was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Annual Report on Form 10-K. As a result, complete disclosures required under ASC 805, Business Combinations, cannot be made at this time.

On January 16, 2025, the Company announced its intention to divest its Fluid Handling business. The Company entered into a non-binding Letter of Intent in the first quarter of 2025 in regards to this potential divestiture.