Form 10-Q
period 2025-03-31
CECO ENVIRONMENTAL CORP
filed 2025-04-29
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,267,942 shares of common stock, par value $0.01 per share, as of April 17, 2025.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2025

CECO ENVIRONMENTAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$146,471	$37,832
Restricted cash	205	369
Accounts receivable, net allowances of $8,663 and $8,863	152,405	159,572
Costs and estimated earnings in excess of billings on uncompleted contracts	83,335	69,889
Inventories	52,919	42,624
Prepaid expenses and other current assets	36,910	16,859
Prepaid income taxes	3,856	3,826
Total current assets	476,101	330,971
Property, plant and equipment, net	46,063	33,810
Right-of-use assets from operating leases	24,419	25,102
Goodwill	274,769	269,747
Intangible assets – finite life, net	109,250	74,050
Intangible assets – indefinite life	9,559	9,466
Deferred income taxes	210	966
Deferred charges and other assets	16,724	15,587
Total assets	$957,095	$759,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,673	$1,650
Accounts payable	109,504	109,671
Accrued expenses	59,176	47,528
Billings in excess of costs and estimated earnings on uncompleted contracts	87,870	81,501
Notes payable	700	1,700
Income taxes payable	19,831	2,612
Total current liabilities	278,754	244,662
Other liabilities	4,314	14,362
Debt, less current portion	338,037	217,230
Deferred income tax liability, net	26,481	11,322
Operating lease liabilities	19,458	20,230
Total liabilities	667,044	507,806
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,250,489 and 34,978,009 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	352	349
Capital in excess of par value	255,807	255,211
Retained earnings	42,554	6,570
Accumulated other comprehensive loss	(12,922)	(14,441)
Total CECO shareholders' equity	285,791	247,689
Noncontrolling interest	4,260	4,204
Total shareholders' equity	290,051	251,893
Total liabilities and shareholders' equity	$957,095	$759,699

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Net sales	$176,697	$126,332
Cost of sales	114,535	81,200
Gross profit	62,162	45,132
Selling and administrative expenses	53,542	34,908
Amortization expenses	3,096	2,156
Acquisition and integration expenses	8,143	190
Gain on sale of Global Pump Solutions business	(64,502)	—
Other expenses	13	192
Income from operations	61,870	7,686
Other expense, net	(594)	(1,513)
Interest expense	(6,217)	(3,413)
Income before income taxes	55,059	2,760
Income tax expense	18,617	667
Net income	36,442	2,093
Noncontrolling interest	(458)	(585)
Net income attributable to CECO Environmental Corp.	$35,984	$1,508
Earnings per share:
Basic	$1.03	$0.04
Diluted	$0.98	$0.04
Weighted average number of common shares outstanding:
Basic	35,028,301	34,846,163
Diluted	36,689,320	36,177,323

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
Net income	$36,442	$2,093
Other comprehensive income, net of tax:
Foreign currency translation gain	1,519	654
Comprehensive income	$37,961	$2,747

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2024	34,978	$349	$255,211	$6,570	$(14,441)	$4,204	$251,893
Net income for the three months ended March 31, 2025	—	—	—	35,984	—	458	36,442
Restricted stock units issued	260	3	(3,045)	—	—	—	(3,042)
Share based compensation earned	12	—	3,641	—	—	—	3,641
Translation gain	-	—	—	—	1,519	—	1,519
Noncontrolling interest distributions	-	—	—	—	—	(402)	(402)
Balance March 31, 2025	35,250	$352	$255,807	$42,554	$(12,922)	$4,260	$290,051

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	$4,848	$237,491
Net income for the three months ended March 31, 2024	—	—	—	1,508	—	585	2,093
Exercise of stock options	10	—	113	—	—	—	113
Restricted stock units issued	195	2	(2,204)	—	—	—	(2,202)
Share based compensation earned	12	—	1,808	—	—	—	1,808
Common stock repurchase and retirement	(144)	(1)	(3,000)	—	—	—	(3,001)
Translation gain	—	—	—	—	654	—	654
Noncontrolling interest distributions	—	—	—	—	—	(804)	(804)
Balance March 31, 2024	34,908	$349	$251,673	$(4,879)	$(15,620)	$4,629	$236,152

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$36,442	$2,093
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,115	3,512
Unrealized foreign currency gain (loss)	(1,142)	149
Gain on sale of Global Pump Solutions business	(64,502)	—
(Loss) gain on sale of property and equipment	(15)	115
Debt discount amortization	206	120
Share-based compensation expense	3,356	1,670
Provision (recovery) for credit loss	819	(384)
Inventory reserve expense	92	499
Deferred income tax benefit	166	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,215	(5,355)
Costs and estimated earnings in excess of billings on uncompleted contracts	(12,270)	7,858
Inventories	(2,416)	(4,447)
Prepaid expense and other current assets	(17,652)	1,211
Deferred charges and other assets	(971)	(221)
Accounts payable	(3,633)	(2,442)
Accrued expenses	8,865	1,220
Billings in excess of costs and estimated earnings on uncompleted contracts	5,933	1,262
Income taxes payable	17,220	(387)
Other liabilities	(3,524)	(5,249)
Net cash (used in) provided by operating activities	(11,696)	1,224
Cash flows from investing activities:
Acquisitions of property and equipment	(3,385)	(3,116)
Net cash proceeds for sale of Global Pump Solutions business	105,860	—
Net cash (paid) received for acquisitions, net of cash acquired	(97,646)	422
Net cash provided by (used in) investing activities	4,829	(2,694)
Cash flows from financing activities:
Borrowings on revolving credit lines	148,100	13,400
Repayments on revolving credit lines	(27,600)	(12,600)
Repayments of long-term debt	(420)	(2,553)
Payments on finance leases and financing liability	(234)	(229)
Deferred consideration paid for acquisitions	(1,000)	(1,000)
Equity awards surrendered by employees for tax liability, net of proceeds from employee stock purchase plan and exercise of stock options	(2,688)	258
Noncontrolling interest distributions	(402)	(804)
Common stock repurchased	—	(3,000)
Net cash provided by (used in) financing activities	115,756	(6,528)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(414)	(422)
Net increase (decrease) in cash, cash equivalents and restricted cash	108,475	(8,420)
Cash, cash equivalents and restricted cash at beginning of period	38,201	55,448
Cash, cash equivalents and restricted cash at end of period	$146,676	$47,028
Cash paid during the period for:
Interest	$3,987	$3,269
Income taxes	$2,405	$975

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2025 and the results of operations, cash flows and shareholders’ equity for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 25, 2025 (the “Form 10-K”).

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

2. Recent Financial Accounting Pronouncements

The Company considered the impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The ASUs issued but not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial statements.

Accounting Standards Adopted in Fiscal 2025

None.

Accounting Standards to be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which addresses annual income tax disclosure requirements, primarily around the disclosure of the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements and will adopt the new annual disclosures as required for the fiscal year ended December 31, 2025.

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

3. Accounts Receivable

Accounts receivable as of March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accounts receivable	$161,068	$168,435
Provision for credit losses	(8,663)	(8,863)
Total accounts receivable, net	$152,405	$159,572

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2024, were $112.7 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $15.4 million and $13.6 million at March 31, 2025 and December 31, 2024, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Amounts charged to (recovered from) the provision for credit losses were $0.8 million and $(0.4) for the three months ended March 31, 2025 and 2024, respectively.

4. Contract Assets and Liabilities

Contract assets and liabilities as of March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts	$83,335	$69,889
Billings in excess of costs and estimated earnings on uncompleted contracts	87,870	81,501

As of the beginning of the prior year period, or January 1, 2024, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $66.6 million and $56.9 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $11.5 million, $9.7 million and $7.9 million as of March 31, 2025, December 31, 2024 and January 1, 2024, respectively. Approximately 30% of the Company's contract liabilities as of December 31, 2024 were recognized as revenue in the three months ended March 31, 2025.

5. Inventories

Inventories as of March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$21,886	$27,466
Work in process	12,541	14,532
Finished goods	21,634	4,342
Obsolescence allowance	(3,142)	(3,716)
Total inventories	$52,919	$42,624

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

6. Goodwill and Intangible Assets

Goodwill and indefinite life intangible asset activity for the three months ended March 31, 2025 and the year ended December 31, 2024 was as follows:

(in thousands)	Three months ended March 31, 2025		Year ended December 31, 2024
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$269,747	$9,466	$211,326	$9,570
Acquisitions	30,534	—	59,115	—
Divestitures	(26,838)	—	—	—
Foreign currency translation	1,326	93	(694)	(104)
Balance at end of period	$274,769	$9,559	$269,747	$9,466

During the first quarter of 2025, the Company recorded measurement period adjustments related to the acquisitions of WK Germany KG, GmbH and WK Asia-Pacific Pte. Ltd. (collectively, "WK Group") and Verantis Environmental Solutions Group ("Verantis"), as discussed in Note 15, resulting in increases to goodwill of $0.9 million and $4.3 million, respectively. During the first quarter of 2025, the Company also completed its acquisition of Profire Energy, Inc. ("Profire"), as discussed in Note 15, and its divestiture of its Fluid Handling business, also known as its Global Pump Solutions business, as discussed in Note 16.

Finite life intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025		December 31, 2024
(in thousands)	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$22,314	$13,291	$20,614	$14,769
Customer lists	140,337	52,457	127,354	70,045
Tradenames	17,660	4,586	18,530	6,392
Foreign currency adjustments	(1,689)	(962)	(2,770)	(1,528)
Total intangible assets – finite life	$178,622	$69,372	$163,728	$89,678

Finite life intangible asset activity for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Intangible assets – finite life, net at beginning of period	$74,050	$50,461
Amortization expense	(3,096)	(2,157)
Acquisitions	41,810	—
Divestitures	(4,029)	—
Foreign currency adjustments	515	20
Intangible assets – finite life, net at end of period	$109,250	$48,324

Amortization expense of finite life intangible assets was $3.1 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. Amortization over the next five years for finite life intangibles is expected to be $13.4 million for the remainder of 2025, $16.4 million in 2026, $15.5 million in 2027, $14.5 million in 2028, $12.9 million in 2029, and $40.1 million thereafter. The weighted average amortization periods for finite life intangible assets was 8.8 years as of March 31, 2025, inclusive of weighted average amortization periods for technology, customer lists, and tradenames of 6.5, 9.1, and 8.1 years, respectively.

The Company completes an impairment assessment annually in the fourth quarter or more often as circumstances require, of its goodwill and indefinite life intangible assets on a reporting unit level, at or below the operating segment level. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not, defined as a likelihood of more than 50 percent, that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, the Company does not need to quantitatively test for impairment for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded.

Additionally, property, plant and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

The Company did not identify any triggering events that would require an interim impairment assessment, or record an impairment of goodwill, indefinite life intangible assets, finite life intangible assets or property, plant and equipment during the three months ended March 31, 2025.

The Company’s assumptions about future conditions important to its assessment of potential impairment are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Compensation and related benefits	$11,850	$12,274
Accrued warranty	5,428	4,558
Contract liability	11,518	9,746
Short-term operating lease liability	3,976	4,262
Earn-out liability (see Note 15)	6,478	60
Other	19,926	16,628
Total accrued expenses	$59,176	$47,528

8. Senior Debt

Debt as of March 31, 2025 and December 31, 2024 consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Outstanding borrowings under Credit Facility (defined below)
Term loan	$—	$—
Revolving credit facility	334,700	214,200
Total outstanding borrowings under the Credit Facility	334,700	214,200
Outstanding borrowings under the joint venture term debt	6,885	7,297
Other borrowings	545	—
Unamortized debt discount	(2,420)	(2,617)
Total outstanding borrowings	339,710	218,880
Less: current portion	(1,673)	(1,650)
Total debt, less current portion	$338,037	$217,230

Scheduled principal payments under the Credit Facility and joint venture term debt are $1.2 million for the remainder of 2025, $1.9 million in 2026, and $3.7 million in 2027. The remaining $334.7 million will be paid upon maturity in 2029.

Credit Facility

On October 7, 2024, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent (the “Agent”), which amended and restated in its entirety the Company’s Second Amended and Restated Credit Agreement, dated as of June 11, 2019, among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto and the Agent. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $400.0 million (the "Credit Facility”).

As of March 31, 2025 and December 31, 2024, $17.8 million and $18.9 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s Credit Facility was $24.3 million and $1.0 million at March 31, 2025 and December 31, 2024, respectively. Revolving loans may be borrowed, repaid and reborrowed until October 7, 2029, at which time all outstanding balances of the Credit Facility must be repaid.

The Credit Facility accrues interest (a) with respect to base rate loans, at an annual rate equal to an applicable rate of between 0.75% and 2.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate equal to the highest of (1) the Agent’s prime rate, (2) the federal funds rate plus one-half of 1.00%, (3) Daily Simple SOFR (as defined in the Credit Agreement) plus 1.00% and (4) 1.00%, (b) for all other loans, at an annual rate equal to an applicable rate of between 1.75% and 3.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate determined based on the denominated currency and, as applicable pursuant to the Credit Agreement, whether the Company has elected for interest on such loans to accrue at a daily rate or a term rate: (a) for term rate loans, if denominated (1) in U.S. Dollars, Term SOFR (as defined in the Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in euros, EURIBOR, (3) in Canadian dollars, the Term CORRA Rate (as defined in the Credit Agreement) plus 0.29547% for a one-month interest period and 0.32138% for a three-month interest period or (4) in a currency other than (1)-(3), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent, and (b) for daily rate loans, if denominated (1) in U.S. dollars, Daily Simple SOFR (as defined in the Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in pounds sterling, a rate per annum equal to SONIA (as defined in the Credit Agreement) plus 0.0326% per annum or (3) in a currency other than (1) or (2), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent.

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the Credit Agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 7.28% and 7.07% at March 31, 2025 and December 31, 2024, respectively. The effective interest rate was 6.90% and 7.82% at March 31, 2025 and December 31, 2024, respectively.

With respect to financial covenants, the Company is required to maintain a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00 and a Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement) not greater than 3.00 to 1.00, in each case as of the last day of each fiscal quarter of the Company. At the election of the Company and subject to certain restrictions contained in the Credit Agreement, following the occurrence of a Permitted Acquisition (as defined in the Credit Agreement) involving aggregate consideration of $15.0 million or more, such maximum Consolidated Net Leverage Ratio and Consolidated Secured Net Leverage Ratio may be increased to 4.50 to 1.00 and 3.50 to 1.00, respectively, for the fiscal quarter in which such Permitted Acquisition is consummated and the subsequent three fiscal quarters of the Company. In the first quarter of 2025, the Company entered into an Elevated Ratio Period resulting in a maximum Consolidated Net Leverage Ratio of 3.50. This Elevated Ratio will be in effect for a maximum of four quarters, after which the Consolidated Net Leverage Ratio will revert to 3.00. The Company is also required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Company of not less than 1.25 to 1.00.

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

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

In April 2025, the Company made payments of $98.7 million on its Credit Facility.

Joint Venture Debt

On March 7, 2022, the Effox-Flextor-Mader, Inc. joint venture ("EFM JV"), for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC. As of March 31, 2025 and December 31, 2024, $6.9 million and $7.3 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at March 31, 2025 and December 31, 2024 was 7.51% and 7.96%, respectively. As of March 31, 2025 and December 31, 2024, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of March 31, 2025, there were $18.6 million in current assets (including $4.9 million of cash, $8.3 million of accounts receivable, and $3.7 million of inventories), $43.8 million in long-lived assets (including $24.5 million of goodwill and intangible assets), and $16.4 million in total liabilities (including $6.9 million of debt and $4.6 million of accounts payable and accrued expenses) related to the EFM JV included in the Condensed Consolidated Balance Sheets. As of December 31, 2024, there were $16.2 million in current assets (including $2.9 million of cash, $7.9 million of accounts receivable, and $3.9 million of inventories), $25.4 million in long-lived assets (including $24.8 million of goodwill and intangible assets), and $14.0 million in total liabilities (including $7.3 million of debt and $4.1 million of accounts payable and accrued expenses) related to the EFM JV included in the Consolidated Balance Sheets. For the three months ended March 31, 2025 and 2024, the EFM JV accounted for $11.0 million and $10.7 million in revenue, respectively, and $0.8 million and $1.6 million in net income, respectively, included in the Company's results.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. In March 2023, the Company amended the Credit Facility, allowing letters of credit and bank guarantee issuances of up to $80.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of March 31, 2025 and December 31, 2024, $36.9 million and $45.9 million in bank guarantees were outstanding, respectively, inclusive of $1.1 million and $1.1 million in outstanding bank guarantees as of March 31, 2025 and December 31, 2024, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets, as well as $1.4 million and $2.1 million in outstanding bank guarantees as of March 31, 2025 and December 31, 2024, respectively, under Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China and secured by local assets. Additionally, a subsidiary of the Company located in Germany held a bank loan of $0.5 million as of March 31, 2025.

9. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$35,984	$1,508

Denominator
Basic weighted-average shares outstanding	35,028	34,846
Common stock equivalents arising from stock options and restricted stock awards	1,661	1,331
Diluted weighted-average shares outstanding	36,689	36,177

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For each of the three months ended March 31, 2025 and 2024, 0.1 million of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permits the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. During the three months ended March 31, 2024, the Company repurchased approximately 144,000 shares under the program for a cost of $3.0 million. There were no shares repurchased under the program during the three months ended March 31, 2025.

10. Share-Based Compensation

The Company recognized $3.4 million and $1.7 million of expense related to share-based compensation during the three months ended March 31, 2025 and 2024, respectively, which was measured based upon the fair value of the awards at the grant date.

The Company granted approximately 388,000 and 284,000 restricted stock units during the three months ended March 31, 2025 and 2024, respectively, and approximately 67,000 and 25,000 stock options during the three months ended March 31, 2025 and 2024, respectively.

There were 10,000 options exercised during the three months ended March 31, 2024, for which the Company received $0.1 million in cash. The intrinsic value of options exercised during the three months ended March 31, 2024 was $0.1 million. No options were exercised during the three months ended March 31, 2025.

11. Pension and Employee Benefit Plans

The Company sponsored a non-contributory defined benefit pension plan for certain union employees. The plan was funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. The Company presents the components of net periodic benefit cost within “Other expense, net” on the Condensed Consolidated Statements of Income. Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the pension plan expense consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024
Interest cost	$318	$304
Expected return on plan assets	(335)	(304)
Amortization of net actuarial loss	9	57
Net periodic benefit cost	$(8)	$57

The Company made no contributions to its defined benefit plan during the three months ended March 31, 2025 and 2024. The plan assets balance of $0.4 million as of December 31, 2024 is included in “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets. On March 31, 2025, the pension plan was transferred to the purchaser of the Global Pump Solutions business, as discussed in Note 16.

12. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward, with the exception of 2020, remain open for examination by Federal authorities. Tax years from 2018 forward remain open for all significant state and foreign authorities.

As of March 31, 2025 and December 31, 2024, the liability for uncertain tax positions totaled approximately $1.3 million and $1.1 million, respectively, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the

Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of March 31, 2025 and December 31, 2024, the Company recorded deferred income taxes of approximately $1.1 million and $0.9 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was $18.6 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate for the three months ended March 31, 2025 was 33.8% compared with 24.2% for the three months ended March 31, 2024. The effective income tax rates for the three months ended March 31, 2025 and 2024 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates.

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

13. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt and accounts payable, which approximate fair value at March 31, 2025 and December 31, 2024, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $341.6 million and $221.5 million at March 31, 2025 and December 31, 2024, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $146.5 million and $37.8 million, respectively, of which $30.5 million and $29.7 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, United Arab Emirates, and China.

14. Commitments and Contingencies

Asbestos cases

The Company's subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. While the Company divested of its fluid handling business (also known as its Global Pump Solutions business) in the first quarter of 2025, as discussed in Note 16, the Company retained historical asbestos liabilities and the related legacy insurance policies. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold unidentified asbestos-containing products and engaged in other related actions which caused injuries (including death) and loss to the plaintiffs. Counsel has advised that more recent cases typically allege more serious claims of mesothelioma. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. As of March 31, 2025 and December 31, 2024, the related amount recorded within "Accrued expenses" on the Condensed Consolidated Balance Sheets was $0.2 million.

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

15. Acquisitions

Profire Energy, Inc.

On January 3, 2025, the Company acquired all outstanding shares of Profire for $122.7 million in cash, including $4.6 million of cash used to settle outstanding equity awards for which $2.3 million represents the acceleration of such awards and thus recorded within "Acquisition expenses" on the Condensed Consolidated Statements of Income. Resulting consideration transferred for the acquisition was $120.4 million. The transaction was financed through a combination of cash on hand and a draw on the Company's revolving credit facility. Profire is a technology company and provider of intelligent control solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances. The business operates primarily from locations in Lindon, Utah and Acheson, Alberta and is reported within the Engineered Systems segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash and cash equivalents of $22,675 and accounts receivable of $14,151)	$54,867
Property and equipment	17,416
Intangible - finite life	41,810
Goodwill	25,656
Other assets	343
Total assets acquired	140,092
Current liabilities assumed	(8,567)
Deferred income tax liability	(10,852)
Other liabilities assumed	(291)
Net assets acquired	$120,382

The Company acquired property and equipment consisting of $14.7 million of land, building and improvements, $2.1 million of vehicles, and $0.6 million of machinery and equipment and other.

The Company acquired technology, customer lists, and tradename intangible assets valued at $3.6 million, $34.5 million, and $3.7 million, respectively. These assets were determined to have useful lives of 7, 10, and 10 years, respectively.

Verantis Environmental Solutions Group

On December 17, 2024, the Company acquired 100% of the equity interests of Verantis for $65.5 million in cash, which was financed with a draw on the Company's revolving credit facility. Verantis is a global leader in engineering services and equipment systems and solutions for exhaust air treatment in a wide range of general industrial and high technology manufacturing processes. The business operates primarily from locations in Middleburg Heights, Ohio and Singapore and is reported within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $10,557)	$21,107
Property and equipment	373
Intangible - finite life	22,070
Goodwill	48,722
Other assets	118
Total assets acquired	92,390
Current liabilities assumed	(17,595)
Deferred income tax liability	(8,371)
Other liabilities assumed	(928)
Net assets acquired	$65,496

The Company acquired technology, customer lists and tradename intangible assets valued at $2.4 million, $17.0 million and $2.6 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

WK Group

On October 2, 2024, the Company acquired 100% of the equity interests of WK Group for $6.8 million in cash, which was financed with a draw on the Company's revolving credit facility. As additional consideration in the acquisition of WK Group, the former owners of WK Group are also entitled to earn-out payments up to $27.5 million based upon specified financial results through September 30, 2025. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $6.3 million, recorded within "Accrued expenses" on its Condensed Consolidated Balance Sheets. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. WK Group designs and engineers a broad range of technical equipment and systems for exhaust and process air treatment, VOC abatement, energy recovery and surface treatment applications. The business operates primarily from locations in Germany, India, and Singapore and is reported within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $9,705)	$20,294
Property and equipment	853
Intangible - finite life	3,114
Goodwill	3,772
Other assets	441
Total assets acquired	28,474
Current liabilities assumed	(12,533)
Deferred income tax liability	(1,542)
Other liabilities assumed	(1,320)
Net assets acquired	$13,079

The Company acquired technology, customer lists and tradename intangible assets valued at $1.0 million, $1.2 million and $1.0 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

EnviroCare International LLC

On July 29, 2024, the Company acquired 100% of the equity interests of EnviroCare International LLC (“EnviroCare") for $16.7 million, including $15.7 million paid at closing, which was financed with a draw on the Company's revolving credit facility, and a seller promissory note of $1.7 million, partially offset by a working capital adjustment of $0.7 million. EnviroCare is a designer and provider of industrial exhaust air contamination treatment and control and evaporative gas conditioning systems, solutions and services across a wide range of industrial and municipal applications. The business operates primarily from American Canyon, California and is reported within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $596 and accounts receivable of $405)	$3,111
Property and equipment	17
Intangible - finite life	7,250
Goodwill	11,389
Total assets acquired	21,767
Current liabilities assumed	(5,065)
Net assets acquired	$16,702

The Company acquired technology, customer lists and tradename intangible assets valued at $0.8 million, $0.8 million and $5.7 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

The acquisitions disclosed above are subject to final adjustment, primarily for the valuation of intangible assets pending final valuation results for such assets and tax balances for the further assessment of the acquiree’s tax positions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Net sales	$176,697	163,957
Net income attributable to CECO Environmental Corp.	35,984	310
Earnings per share:
Basic	$1.03	$0.01
Diluted	$0.98	$0.01

These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

16. Divestiture

On March 31, 2025, the Company finalized the sale of its Global Pump Solutions business to a third party for a purchase price of $109.5 million, subject to purchase price adjustments. The Company received cash proceeds of $105.9 million, inclusive of the purchase price and purchase price adjustments of $0.8 million, with an additional amount of $2.8 million placed in escrow for the potential satisfaction of purchase price adjustments. As the result of the transaction, the Company recognized a pre-tax gain on sale of business of $64.5 million. The Global Pump Solutions business consists of three niche leadership severe service industrial metallic, fiberglass and thermoplastic centrifugal pump brands: Dean, Fybroc and Sethco. The business primarily operates from locations in Indianapolis, Indiana and Telford, Pennsylvania, and was included within the Industrial Processing Solutions segment.

Amounts related to the transaction are as follows:

(in thousands)
Proceeds from sale of Global Pump Solutions business	$108,610
Less: Assets transferred
Accounts receivable, net	(4,230)
Inventories	(9,268)
Property and equipment	(5,247)
Goodwill	(26,838)
Intangible assets – finite life, net	(4,029)
Pension plan assets	(425)
Other assets	(120)
Less: Transaction costs	(616)
Plus: Liabilities transferred
Accounts payable	1,024
Accrued expenses	1,731
Other liabilities assumed	3,910
Gain on sale of Global Pump Solutions business	$64,502

17. Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end markets that the segment serves and are presented in two reportable segments. The results of the segments, specifically income from operations as adjusted for intercompany profits, are reviewed quarterly by the chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, for the purposes of allocating resources, including personnel, capital, and financial resources, and assessing performance, including the monitoring of budget versus actual results. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

The Company’s reportable segments are organized as groups of similar products and services, as described as follows:

Engineered Systems segment: The Company's Engineered Systems segment serves the power generation, hydrocarbon transport and processing, water/wastewater treatment, oily water separation and treatment, marine and naval, and natural gas and natural gas liquids infrastructure, treatment and transport sectors. The Company seeks to address the global demand for contaminant removal and environmental protection solutions with its highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation and filtration, and dampers and expansion joints.

Industrial Process Solutions segment: The Company's Industrial Process Solutions segment serves the broad industrial sector with solutions for contamination control, exhaust air treatment, VOC abatement, process filtration and fluid handling in applications such as aluminum beverage can production, vehicle production, food and beverage processing, semiconductor fabrication, electronics production, steel and aluminum processing, engineered wood products manufacturing, chemical processing, general manufacturing and machining, coating and surface treatment, battery production and recycling, and wind and solar power components manufacturing end markets. The Company assists customers in maintaining clean and safe operations for employees, reducing energy consumption, minimizing waste for customers, and meeting regulatory standards for toxic emissions, fumes, volatile organic compounds, and odor elimination through its platforms including duct fabrication and installation, industrial air, and fluid handling.

The financial segment information is as follows for the three months ended March 31, 2025:

(table only in thousands)	Engineered Systems	Industrial Process Solutions
Sales	$124,827	$59,170
Income from operations	18,740	69,650

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the three months ended March 31, 2025:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$120,434	$56,263	$176,697
Intra-segment sales	4,296	2,907	7,203
Inter-segment sales	97	-	97
Total segment sales	124,827	59,170	183,997
Reconciliation to sales
Elimination of intra- and inter-segment sales			7,300
Total consolidated sales			176,697
Reconciliation to income before income taxes
Direct cost of sales	73,066	35,639	108,705
Shop burden	2,932	2,895	5,827
Selling expense	7,832	3,730	11,562
Project engineering expense	4,730	2,873	7,603
General and administrative expense	9,040	4,268	13,308
Gain on sale of Global Pump Solutions business	-	(64,502)	(64,502)
Other segment items(1)	4,093	1,710	5,803
Income from operations	23,134	72,557	95,691
Stock-based compensation			3,356
Other corporate expenses(2)			23,165
Elimination of intra- and inter-segment activity			7,300
Interest expense			6,217
Other loss(3)			594
Total consolidated income before income taxes			55,059

(1) Includes amortization expenses, acquisition and integration expenses, and divestiture expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes gain on sale of business, foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the three months ended March 31, 2025:

(table only in thousands)	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$694	$633
Depreciation and amortization(1)	1,985	2,324

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

The financial segment information is as follows for the three months ended March 31, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions
Sales	$92,518	$39,579
Income from operations	16,277	7,100

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the three months ended March 31, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$89,349	$36,983	$126,332
Intra-segment sales	3,082	2,535	5,617
Inter-segment sales	87	61	148
Total segment sales	92,518	39,579	132,097
Reconciliation to sales
Elimination of intra- and inter-segment sales			5,765
Total consolidated sales			126,332
Reconciliation to income before income taxes
Direct cost of sales	57,095	20,224	77,319
Shop burden	1,576	2,304	3,880
Selling expense	5,540	2,899	8,439
Project engineering expense	2,322	1,557	3,879
General and administrative expense	4,821	2,237	7,058
Other segment items(1)	1,643	661	2,304
Income from operations	19,521	9,697	29,218
Stock-based compensation			1,670
Other corporate expenses(2)			14,097
Elimination of intra- and inter-segment activity			5,765
Interest expense			3,413
Other profit or loss(3)			1,513
Total consolidated income before income taxes			2,760

(1) Includes amortization expenses, acquisition and integration expenses, and asbestos litigation expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the three months ended March 31, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$1,137	$606
Depreciation and amortization(1)	1,785	1,119

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

Geographic Information

Net sales by geographic area are as follows:

	Three months ended March 31,
(in thousands)	2025	2024
United States	$112,003	$83,878
United Kingdom	19,558	12,198
Netherlands	11,225	16,811
China	14,794	4,331
Other	19,117	9,114
Total net sales	$176,697	$126,332

The geographical area data for net sales is based upon the country location of the Company's business unit generating such sales.

Long-lived assets by geographic area are as follows:

(in thousands)	March 31, 2025	December 31, 2024
United States	$374,173	$332,162
United Kingdom	27,632	27,003
China	33,841	36,315
Other	45,348	33,248
Total long-lived assets	$480,994	$428,728

The geographical area data for long-lived assets is based upon physical location of such assets.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental Corp. (“CECO,” “we,” “us,” or the “Company”) is a leading environmentally focused, diversified industrial company, serving the broad landscape of industrial air, industrial water and energy transition markets globally providing innovative technology and application expertise through a collection of focused operating companies with niche leadership positions and well-established brands in fragmented markets with flexible business models and established supply chains. CECO helps companies grow their business with safe, clean, and more efficient solutions that help protect people, the environment and industrial equipment. CECO solutions improve air and water quality, optimize emissions management, and increase the energy and process efficiency for highly engineered applications in power generation, midstream and downstream hydrocarbon processing and transport, chemical processing, electric vehicle production, polysilicon fabrication, semiconductor and electronics production, battery production and recycling, specialty metals, aluminum and steel production, beverage can manufacturing, and industrial and produced water and wastewater treatment, and a wide range of other industrial end markets.

Market Pressures

The senior management team monitors and manages the Company’s ability to operate effectively as the result of market pressures. Against the current backdrop of a rapidly evolving global commercial environment, we believe we are comparatively well-positioned as we execute and manufacture a majority of our business in the same regions in which we sell, with our cost and revenue bases largely aligned as a result. Recently, international trade has been impacted by geopolitical tariff considerations. To mitigate potential tariff-related impacts, we have worked strategically with customers and suppliers to optimize terms and pricing, sourcing locations, and logistics routes and schedules. While we will continue to take a proactive approach on our efforts to mitigate the impacts of tariffs, our business and results could be adversely affected by further policy developments. Additionally, we are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we will be able to continue to do so in the future. If we are unable to continue to mitigate the effects of these supply disruptions and/or inflationary pressures, our business, results and financial condition could be adversely affected.

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

The Company has provided the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin as a result of items that the Company believes are not indicative of its ongoing operations. These include transactions associated with the Company’s acquisitions, divestiture, and the items described below in “Consolidated Results.” The Company believes that these items are not necessarily indicative of the Company’s ongoing operations and their exclusion provides individuals with additional information to better compare the Company's results over multiple periods. The Company utilizes this information to evaluate its ongoing financial performance. The Company has incurred substantial expense and income associated with acquisitions. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the financial impact of these transactions as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
(in millions, except ratios)	2025	2024
Net sales	$176.7	$126.3
Cost of sales	114.5	81.2
Gross profit	$62.2	$45.1
Percent of sales	35.2%	35.7%
Selling and administrative expenses	53.6	34.9
Percent of sales	30.3%	27.6%
Amortization expenses	3.1	2.2
Acquisition and integration expenses	8.1	0.2
Gain on sale of Global Pump Solutions business	(64.5)	—
Other expenses	—	0.1
Operating income	$61.9	$7.7
Operating margin	35.0%	6.1%
Other expense, net	$(0.6)	$(1.5)
Interest expense	(6.2)	(3.4)
Income before income taxes	$55.1	$2.8
Income tax expense	18.6	0.7
Net income	$36.5	$2.1
Noncontrolling interest	(0.5)	(0.6)
Net income attributable to CECO Environmental Corp.	$36.0	$1.5

To compare operating performance between the three months ended March 31, 2025 and 2024, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) gain on the sale of the Global Pump Solutions business as discussed in Note 16, and (4) other non-recurring expenses, including restructuring expenses primarily relating to severance, facility exits, and associated legal expenses.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended March 31,
(in millions, except ratios)	2025	2024
Operating income as reported in accordance with GAAP	$61.9	$7.7
Operating margin in accordance with GAAP	35.0%	6.1%
Amortization expenses	3.1	2.2
Acquisition and integration expenses	8.1	0.2
Gain on sale of Global Pump Solutions business	(64.5)	—
Other expenses(1)	—	0.1
Non-GAAP operating income	$8.6	$10.2
Non-GAAP operating margin	4.9%	8.1%

(1) Other non-recurring expenses, including restructuring expenses primarily relating to severance, facility exits, and associated legal expenses.

Orders booked increased $82.6 million, or 57.0%, to $227.9 million during the three months ended March 31, 2025 compared with $145.3 million in the three months ended March 31, 2024. Approximately 81%, or $184.8 million, of the orders for the three months ended March 31, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date. This organic orders growth is primarily attributable to separation, filtration, and water treatment technologies. The remainder of the increase in orders is attributable to the Company's recent acquisitions.

Net sales for the three months ended March 31, 2025 increased $50.4 million, or 39.9%, to $176.7 million compared with $126.3 million for the three months ended March 31, 2024. Approximately 81%, or $142.4 million, of the net sales for the three months ended March 31, 2025 is attributable to organic revenue, defined as revenue recorded subsequent to the twelve month period post-acquisition date. The increase in organic revenue is driven by execution and delivery on our record backlog within energy transition end markets. The remainder of the increase in net sales is attributable to the Company's recent acquisitions.

Gross profit increased $17.1 million, or 37.9%, to $62.2 million in the three months ended March 31, 2025 compared with $45.1 million in the three months ended March 31, 2024. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales slightly decreased to 35.2% in the three months ended March 31, 2025 compared with 35.7% in the three months ended March 31, 2024. This decrease is attributable to project mix.

Selling and administrative expenses were $53.6 million for the three months ended March 31, 2025 compared with $34.9 million for the three months ended March 31, 2024. The increase is primarily attributable to increased headcount to support the Company’s backlog execution and growth initiatives. Additionally, acquisitions during the prior year drove increased selling and administrative expense.

Amortization expense was $3.1 million for the three months ended March 31, 2025 compared with $2.2 million for the three months ended March 31, 2024. The increase in expense is attributable to increased intangible assets attributable to prior year acquisitions.

Operating income increased $54.2 million to $61.9 million for the three months ended March 31, 2025 compared with operating income of $7.7 million for the three months ended March 31, 2024. The increase in operating income is primarily attributable to the gain on the sale of the Global Pump Solutions business, partially offset by an increase in acquisition and integration expenses related to the Company's recent acquisitions.

Non-GAAP operating income was $8.6 million for the three months ended March 31, 2025 compared with $10.2 million for the three months ended March 31, 2024. Non-GAAP operating income as a percentage of sales decreased to 4.9% for the three months ended March 31, 2025 from 8.1% for the three months ended March 31, 2024.

Interest expense increased to $6.2 million in the three months ended March 31, 2025 compared with interest expense of $3.4 million for the three months ended March 31, 2024. The increase in interest expense is primarily due to increased debt balances.

Income tax expense was $18.6 million for the three months ended March 31, 2025 compared with income tax expense of $0.7 million for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 was 33.8% compared with 24.2% for the three months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 and March 31, 2024 differs from the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

For the three months ended March 31, 2025, financial results by segment are as follows:

Net Sales (less intra-, inter-segment sales)	Three months ended March 31,
(in thousands)	2025	2024
Engineered Systems Segment	$120,434	$89,349
Industrial Process Solutions Segment	56,263	36,983
Total net sales	$176,697	$126,332

For the three months ended March 31, 2024, financial results by segment are as follows:

Income from Operations (less intra-, inter-segment profit)	Three months ended March 31,
(in thousands)	2025	2024
Engineered Systems segment	$18,740	$16,277
Industrial Process Solutions segment	69,650	7,100
Corporate and Other (1)	(26,520)	(15,691)
Total income from operations	$61,870	$7,686

(1) Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment orders booked increased $62.9 million, or 62.9%, to $163.0 million during the three months ended March 31, 2025 compared with $100.1 million in the three months ended March 31, 2024. The increase is primarily attributable to increased demand for separation, filtration, and water treatment technologies and the Company’s recent acquisition of Profire, a niche-leader specializing in the design and manufacture of burner-management systems and other combustion-management technologies. Approximately 88%, or $142.9 million, of the orders for the three months ended March 31, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date.

Our Engineered Systems segment net sales increased $31.1 million to $120.4 million for the three months ended March 31, 2025 compared with $89.3 million for the three months ended March 31, 2024. The increase is led by backlog execution on large scale power projects and inorganic sales growth attributable to Profire. Approximately 88%, or $106.0 million, of the net sales for the three months ended March 31, 2025 is attributable to organic revenue.

Operating income for the Engineered Systems segment increased $2.4 million to $18.7 million for the three months ended March 31, 2025 compared with $16.3 million for the three months ended March 31, 2024. The operating income increase is attributable to higher gross profit related to increased net sales, partially offset by an increase in selling and administrative expense.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment orders booked increased $19.6 million, or 43.3%, to $64.9 million during the three months ended March 31, 2025 compared with $45.3 million in the three months ended March 31, 2024. The increase is primarily attributable to Company’s most recent acquisitions in industrial air treatment applications. Approximately 65%, or $41.9 million, of the orders for the three months ended March 31, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date.

Our Industrial Process Solutions segment net sales increased $19.3 million to $56.3 million for the three months ended March 31, 2025 compared with $37.0 million for the three months ended March 31, 2024. The increase is primarily attributable to Company’s most recent acquisitions in industrial air treatment applications. Approximately 65%, or $36.4 million, of the net sales for the three months ended March 31, 2025 is attributable to organic revenue.

Operating income for the Industrial Process Solutions segment increased $62.6 million to $69.7 million for the three months ended March 31, 2025 compared with $7.1 million for the three months ended March 31, 2024. The increase is primarily attributable to the gain on the sale of the Global Pump Solutions business, partially offset by project mix in industrial air end markets and the absence of a unique prior year high margin project in commercial duct fabrication and installation.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $602.0 million as of March 31, 2025, from $540.9 million as of December 31, 2024. Our customers may have the right to cancel a given order. Historically, cancellations have not been common. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 18 to 24 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Recent Accounting Pronouncements

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

At March 31, 2025, the Company had working capital of $197.4 million, compared with $86.3 million at December 31, 2024. The ratio of current assets to current liabilities was 1.71 to 1.00 on March 31, 2025, as compared with a ratio of 1.35 to 1.00 on December 31, 2024.

At March 31, 2025 and December 31, 2024, cash and cash equivalents totaled $146.5 million and $37.8 million, respectively. As of March 31, 2025 and December 31, 2024, $30.5 million and $29.7 million, respectively, of our cash and cash equivalents were held by certain foreign subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Outstanding borrowings under Credit Facility (defined below)
Term loan	$—	$—
Revolving credit facility	334,700	214,200
Total outstanding borrowings under the Credit Facility	334,700	214,200
Outstanding borrowings under the joint venture term debt	6,885	7,297
Other borrowings	545	—
Unamortized debt discount	(2,420)	(2,617)
Total outstanding borrowings	339,710	218,880
Less: current portion	(1,673)	(1,650)
Total debt, less current portion	$338,037	$217,230

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of March 31, 2025 and December 31, 2024, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility. In April 2025, the Company made payments of $98.7 million on its Credit Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	March 31, 2025	December 31, 2024
Credit Facility, revolving loans	$400.0	$400.0
Draw down	(334.7)	(214.2)
Letters of credit open	(17.8)	(18.9)
Total unused credit availability	$47.5	$166.9
Amount available based on borrowing limitations	$24.3	$1.0

Overview of Cash Flows and Liquidity

	Three months ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(11,696)	$1,224
Net cash provided by (used in) investing activities	4,829	(2,694)
Net cash provided by (used in) financing activities	115,756	(6,528)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(414)	(422)
Net increase (decrease) in cash, cash equivalents and restricted cash	$108,475	$(8,420)

Operating Activities

For the three months ended March 31, 2025, $11.7 million of cash was used in operating activities compared with $1.2 million provided by operations in the prior year period, representing a decrease of $12.9 million. Cash flow from operating activities in the first three months of 2025 had an unfavorable impact year-over-year primarily due to timing of project-related payments.

Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $4.8 million compared with $2.7 million used in investing activities in the prior year period. For the three months ended March 31, 2025, the Company received $105.8 million related to the sale of the Global Pump Solutions business as discussed in Note 16, offset by $97.6 million used in the acquisition of Profire as discussed in Note 15. In the prior year period, $3.1 million cash used in investing activities was primarily the result of acquisitions of property and equipment.

Financing Activities

For the three months ended March 31, 2025, $115.8 million was provided by financing activities compared with $6.5 million used in financing activities in the prior year period, for an increase of $122.3 million. For the three months ended March 31, 2025, cash provided by financing activities was driven by net borrowings of $120.1 million, primarily to fund the acquisition of Profire as discussed in Note 15, partially offset by $1.0 million of deferred consideration paid for acquisitions, representing the repayment of the remainder of the promissory note associated with the acquisition of Transcend Solutions in 2023. For the three months ended March 31, 2024, the primary uses of cash for financing activities were $3.0 million to repurchase common stock, $2.6 million to repay long-term debt, $1.0 million of deferred consideration paid for acquisitions and $0.8 million on distributions to the noncontrolling interest, partially offset by $0.8 million in net borrowings.

Critical Accounting Estimates

Management believes there have been no changes during the three months ended March 31, 2025 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and include, but are not limited to:

•
the effect of recent acquisitions and the divestiture of our Fluid Handling Business (together, the “transactions”) on business relationships, operating results, and business generally, disruption of current plans and operations and potential difficulties in employee retention as a result of the transactions, diversion of management’s attention from ongoing business operations in connection with the integration of recent acquisitions, the outcome of any legal proceedings that have been or may in the future be instituted related to the Profire transaction or other transactions, the amount of the costs, fees, expenses and other charges related to the transactions, the achievement of the anticipated benefits of transactions, our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas;
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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at March 31, 2025 was $341.6 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2025. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2025 is $2.5 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates, Germany, South Korea and Saudi Arabia. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction gains included in “Other expense, net” line of the Condensed Consolidated Statements of Income were $1.7 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors that were disclosed in “Part I – Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended March 31, 2025:

	Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	—	$—	—	$8,000
February 1, 2025 - February 28, 2025	—	—	—	8,000
March 1, 2025 - March 31, 2025	—	-	—	8,000
Total	—	$-	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program as described within Note 9. The program expires on April 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K..

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

Date: April 29, 2025