Form 10-Q
period 2025-06-30
CECO ENVIRONMENTAL CORP
filed 2025-07-29
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,328,115 shares of common stock, par value $0.01 per share, as of July 18, 2025.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2025

CECO ENVIRONMENTAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$36,823	$37,832
Restricted cash	86	369
Accounts receivable, net allowances of $8,993 and $8,863	161,498	159,572
Costs and estimated earnings in excess of billings on uncompleted contracts	91,262	69,889
Inventories	59,792	42,624
Prepaid expenses and other current assets	29,682	16,859
Prepaid income taxes	3,856	3,826
Total current assets	382,999	330,971
Property, plant and equipment, net	46,618	33,810
Right-of-use assets from operating leases	24,903	25,102
Goodwill	288,043	269,747
Intangible assets – finite life, net	106,871	74,050
Intangible assets – indefinite life	9,666	9,466
Deferred income taxes	293	966
Deferred charges and other assets	17,189	15,587
Total assets	$876,582	$759,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,857	$1,650
Accounts payable	125,971	109,671
Accrued expenses	53,950	47,528
Billings in excess of costs and estimated earnings on uncompleted contracts	93,045	81,501
Notes payable	1,700	1,700
Income taxes payable	8,512	2,612
Total current liabilities	285,035	244,662
Other liabilities	3,137	14,362
Debt, less current portion	236,877	217,230
Deferred income tax liability, net	28,567	11,322
Operating lease liabilities	19,747	20,230
Total liabilities	573,363	507,806
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 35,307,944 and 34,978,009 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	352	349
Capital in excess of par value	258,466	255,211
Retained earnings	52,064	6,570
Accumulated other comprehensive loss	(12,518)	(14,441)
Total CECO shareholders' equity	298,364	247,689
Noncontrolling interest	4,855	4,204
Total shareholders' equity	303,219	251,893
Total liabilities and shareholders' equity	$876,582	$759,699

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net sales	$185,391	$137,522	$362,088	$263,854
Cost of sales	118,283	88,475	232,818	169,675
Gross profit	67,108	49,047	129,270	94,179
Selling and administrative expenses	48,816	36,465	102,359	71,372
Amortization expenses	2,937	2,210	6,033	4,419
Acquisition and integration expenses	32	476	8,175	666
Gain on sale of Global Pump Solutions business	—	—	(64,502)	—
Other operating (income) expense, net	(2,738)	639	(2,725)	779
Income from operations	18,061	9,257	79,930	16,943
Other (income) expense, net	(1,454)	679	(861)	2,192
Interest expense	4,898	3,254	11,115	6,667
Income before income taxes	14,617	5,324	69,676	8,084
Income tax expense	4,511	394	23,127	1,062
Net income	10,106	4,930	46,549	7,022
Noncontrolling interest	596	445	1,055	1,029
Net income attributable to CECO Environmental Corp.	$9,510	$4,485	$45,494	$5,993
Earnings per share:
Basic	$0.27	$0.13	$1.29	$0.17
Diluted	$0.26	$0.12	$1.24	$0.17
Weighted average number of common shares outstanding:
Basic	35,286,065	34,918,412	35,157,514	34,881,625
Diluted	36,558,493	36,302,664	36,624,237	36,239,331

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$10,106	$4,930	$46,549	$7,022
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	404	(856)	1,923	(202)
Comprehensive income	$10,510	$4,074	$48,472	$6,820

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2024	34,978	$349	$255,211	$6,570	$(14,441)	$4,204	$251,893
Net income for the three months ended March 31, 2025	—	—	—	35,984	—	458	36,442
Restricted stock units issued	260	3	(3,045)	—	—	—	(3,042)
Share based compensation earned	12	—	3,641	—	—	—	3,641
Translation gain	—	—	—	—	1,519	—	1,519
Noncontrolling interest distributions	—	—	—	—	—	(402)	(402)
Balance March 31, 2025	35,250	$352	$255,807	$42,554	$(12,922)	$4,260	$290,051
Net income for the three months ended June 30, 2025	—	—	—	9,510	—	595	10,105
Exercise of stock options	1	—	5	—	—	—	5
Restricted stock units issued	57	—	(224)	—	—	—	(224)
Share based compensation earned	—	—	2,878	—	—	—	2,878
Translation gain	—	—	—	—	404	—	404
Balance June 30, 2025	35,308	$352	$258,466	$52,064	$(12,518)	$4,855	$303,219

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	$4,848	$237,491
Net income for the three months ended March 31, 2024	—	—	—	1,508	—	585	2,093
Exercise of stock options	10	—	113	—	—	—	113
Restricted stock units issued	195	2	(2,204)	—	—	—	(2,202)
Share based compensation earned	12	—	1,808	—	—	—	1,808
Common stock repurchase and retirement	(144)	(1)	(3,000)	—	—	—	(3,001)
Translation gain	—	—	—	—	654	—	654
Noncontrolling interest distributions	—	—	—	—	—	(804)	(804)
Balance March 31, 2024	34,908	$349	$251,673	$(4,879)	$(15,620)	$4,629	$236,152
Net income for the three months ended June 30, 2024	—	—	—	4,485	—	445	4,930
Exercise of stock options	10	—	161	—	—	—	161
Restricted stock units issued	92	1	(466)	—	—	—	(465)
Share based compensation earned	—	—	2,191	—	—	—	2,191
Common stock repurchase and retirement	(86)	(1)	(1,999)	—	—	—	(2,000)
Translation loss	—	—	—	—	(856)	—	(856)
Noncontrolling interest distributions	—	—	—	—	—	(301)	(301)
Balance June 30, 2024	34,924	$349	$251,560	$(394)	$(16,476)	$4,773	$239,812

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$46,549	$7,022
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,157	6,973
Unrealized foreign currency (gain) loss	(3,024)	691
Gain on sale of Global Pump Solutions business	(64,502)	—
Fair value adjustment to earnout liabilities	(7,403)	—
(Gain) loss on sale of property and equipment	(34)	126
Debt discount amortization	412	240
Share-based compensation expense	6,234	3,847
Provision for credit loss	1,297	267
Inventory reserve expense	192	669
Deferred income tax benefit	1,335	22
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	4,850	(17,295)
Costs and estimated earnings in excess of billings on uncompleted contracts	(19,635)	10,610
Inventories	(8,853)	(5,151)
Prepaid expense and other current assets	(13,865)	(11,164)
Deferred charges and other assets	(1,512)	(412)
Accounts payable	11,884	13,719
Accrued expenses	9,973	1,566
Billings in excess of costs and estimated earnings on uncompleted contracts	7,524	3,060
Income taxes payable	5,942	68
Other liabilities	(6,884)	(6,967)
Net cash (used in) provided by operating activities	(19,363)	7,891
Cash flows from investing activities:
Acquisitions of property and equipment	(4,432)	(7,233)
Net cash proceeds for sale of Global Pump Solutions business	105,860	—
Net cash (paid) received for acquisitions, net of cash acquired	(97,615)	422
Net cash provided by (used in) investing activities	3,813	(6,811)
Cash flows from financing activities:
Borrowings on revolving credit lines	162,000	21,700
Repayments on revolving credit lines	(142,300)	(23,200)
Repayments of long-term debt	(802)	(5,198)
Payments on finance leases and financing liability	(393)	(458)
Deferred consideration paid for acquisitions	(1,000)	(2,050)
Earnout payments	—	(1,672)
Equity awards surrendered by employees for tax liability, net of proceeds from employee stock purchase plan and exercise of stock options	(2,906)	418
Noncontrolling interest distributions	(402)	(1,105)
Common stock repurchased	—	(5,000)
Net cash provided by (used in) financing activities	14,197	(16,565)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	61	(3,049)
Net decrease in cash, cash equivalents and restricted cash	(1,292)	(18,534)
Cash, cash equivalents and restricted cash at beginning of period	38,201	55,448
Cash, cash equivalents and restricted cash at end of period	$36,909	$36,914
Cash paid during the period for:
Interest	$10,940	$6,574
Income taxes	$18,642	$3,801

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2025 and the results of operations, cash flows and shareholders’ equity for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 25, 2025 (the “Form 10-K”).

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

3. Accounts Receivable

Accounts receivable as of June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accounts receivable	$170,491	$168,435
Provision for credit losses	(8,993)	(8,863)
Total accounts receivable, net	$161,498	$159,572

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2024, were $112.7 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $15.8 million and $13.6 million at June 30, 2025 and December 31, 2024, respectively. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Provision for credit losses activity for the six months ended June 30, 2025 and 2024 consisted of the following:

	Six months ended June 30,
(in thousands)	2025	2024
Balance at beginning of period	$8,863	$6,460
Write-offs	(1,167)	(14)
Changes to the provision	1,297	787
Recoveries	—	(651)
Balance at end of period	$8,993	$6,582

4. Contract Assets and Liabilities

Contract assets and liabilities as of June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts	$91,262	$69,889
Billings in excess of costs and estimated earnings on uncompleted contracts	93,045	81,501

As of the beginning of the prior year period, or January 1, 2024, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $66.6 million and $56.9 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $16.0 million, $9.7 million and $7.9 million as of June 30, 2025, December 31, 2024 and January 1, 2024, respectively. Approximately 50% of the Company's contract liabilities as of December 31, 2024 were recognized as revenue in the six months ended June 30, 2025.

5. Inventories

Inventories as of June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$21,461	$24,803
Work in process	17,691	14,532
Finished goods	20,640	3,289
Total inventories	$59,792	$42,624

Amounts credited to the allowance for obsolete inventory and charged to cost of sales amounted to $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

.

6. Goodwill and Intangible Assets

Goodwill and indefinite life intangible asset activity for the six months ended June 30, 2025 and the year ended December 31, 2024 was as follows:

(in thousands)	Six months ended June 30, 2025		Year ended December 31, 2024
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$269,747	$9,466	$211,326	$9,570
Acquisitions	40,711	—	59,115	—
Divestiture	(26,838)	—	—	—
Foreign currency translation	4,423	200	(694)	(104)
Balance at end of period	$288,043	$9,666	$269,747	$9,466

During the six months ended June 30, 2025, the Company recorded measurement period adjustments related to the acquisitions of WK Germany KG, GmbH and WK Asia-Pacific Pte. Ltd. (collectively, "WK Group") and Verantis Environmental Solutions Group ("Verantis"), as discussed in Note 15, resulting in increases to goodwill as of the acquisition dates of $9.4 million and $5.6 million, respectively. These adjustments relate to working capital and the associated tax balances. During the six months ended June 30, 2025, the Company completed its acquisition of Profire Energy, Inc. ("Profire"), as discussed in Note 15, and its divestiture of its Fluid Handling business, also known as its Global Pump Solutions business, as discussed in Note 16.

Finite life intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025		December 31, 2024
(in thousands)	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$22,314	$13,642	$20,614	$14,769
Customer lists	140,337	54,668	127,354	70,045
Tradenames	17,660	4,961	18,530	6,392
Foreign currency adjustments	(331)	(162)	(2,770)	(1,528)
Total intangible assets – finite life	$179,980	$73,109	$163,728	$89,678

Finite life intangible asset activity for the six months ended June 30, 2025 and 2024 was as follows:

	Six months ended June 30,
(in thousands)	2025	2024
Intangible assets – finite life, net at beginning of period	$74,050	$50,461
Amortization expense	(6,033)	(4,315)
Acquisitions	41,810	—
Divestiture	(4,029)	—
Foreign currency adjustments	1,073	(60)
Intangible assets – finite life, net at end of period	$106,871	$46,086

Amortization expense of finite life intangible assets was $2.9 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively, and $6.0 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively. Amortization over the next five years for finite life intangibles is expected to be $10.5 million for the remainder of 2025, $16.3 million in 2026, $15.4 million in 2027, $14.5 million in 2028, $12.8 million in 2029, and $40.5 million thereafter. The weighted average amortization periods for finite life intangible assets was 8.5 years as of June 30, 2025, inclusive of weighted average amortization periods for technology, customer lists, and tradenames of 6.3, 8.9, and 7.9 years, respectively.

Annually during the fourth quarter, or more often as circumstances require, the Company completes an impairment assessment of its goodwill and indefinite life intangible assets at the reporting unit level. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not, defined as a likelihood of more than 50 percent, that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, the Company does not need to quantitatively test for impairment for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded.

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

The Company did not identify any triggering events that would require an interim impairment assessment, or record an impairment of goodwill, indefinite life intangible assets, finite life intangible assets or property, plant and equipment during the three or six months ended June 30, 2025.

The Company’s assumptions about future conditions important to its assessment of potential impairment are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Compensation and related benefits	$12,695	$12,274
Accrued warranty	5,274	4,558
Contract liability	15,976	9,746
Short-term operating lease liability	4,536	4,262
Other	15,469	16,688
Total accrued expenses	$53,950	$47,528

8. Senior Debt

Debt as of June 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$233,900	$214,200
Total outstanding borrowings under the Credit Facility	233,900	214,200
Outstanding borrowings under the joint venture term debt	6,472	7,297
Other borrowings	576	—
Unamortized debt discount	(2,214)	(2,617)
Total outstanding borrowings	238,734	218,880
Less: current portion	(1,857)	(1,650)
Total debt, less current portion	$236,877	$217,230

Scheduled principal payments under the Credit Facility and joint venture term debt are $0.8 million for the remainder of 2025, $1.9 million in 2026, and $3.9 million in 2027. The remaining $233.9 million will be paid upon maturity in 2029.

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

As of June 30, 2025 and December 31, 2024, $13.8 million and $18.9 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s Credit Facility was $104.3 million and $1.0 million at June 30, 2025 and December 31, 2024, respectively. Revolving loans may be borrowed, repaid and reborrowed until October 7, 2029, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the Credit Agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 7.27% and 7.07% at June 30, 2025 and December 31, 2024, respectively. The effective interest rate was 7.04% and 7.82% at June 30, 2025 and December 31, 2024, respectively.

With respect to financial covenants, the Company is required to maintain a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00 and a Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement) not greater than 3.00 to 1.00, in each case as of the last day of each fiscal quarter of the Company. At the election of the Company and subject to certain restrictions contained in the Credit Agreement, following the occurrence of a Permitted Acquisition (as defined in the Credit Agreement) involving aggregate consideration of $15.0 million or more, such maximum Consolidated Net Leverage Ratio and Consolidated Secured Net Leverage Ratio may be increased to 4.50 to 1.00 and 3.50 to 1.00, respectively, for the fiscal quarter in which such Permitted Acquisition is consummated and the subsequent three fiscal quarters of the Company. In the first quarter of 2025, the Company entered into an Elevated Ratio Period resulting in a maximum Consolidated Net Leverage Ratio of 4.50 and Consolidated Secured Net Leverage Ratio of 3.50. This Elevated Ratio will be in effect for a maximum of four quarters, after which the Consolidated Net Leverage Ratio will revert to 4.00 and the Consolidated Secured Net Leverage Ratio will revert to 3.00. The Company is also required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Company of not less than 1.25 to 1.00.

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

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Effox-Flextor-Mader, Inc. joint venture ("EFM JV"), for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC. As of June 30, 2025 and December 31, 2024, $6.5 million and $7.3 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at June 30, 2025 and December 31, 2024 was 7.51% and 7.96%, respectively. As of June 30, 2025 and December 31, 2024, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of June 30, 2025, there were $18.0 million in current assets (including $5.0 million of cash, $5.6 million of accounts receivable, and $4.0 million of inventories), $43.0 million in long-lived assets (including $24.4 million of goodwill and intangible assets), and $30.5 million in total liabilities (including $6.5 million of debt and $4.2 million of accounts payable and accrued expenses) related to the EFM JV included in the Condensed Consolidated Balance Sheets. As of December 31, 2024, there were $16.2 million in current assets (including $2.9 million of cash, $7.9 million of accounts receivable, and $3.9 million of inventories), $25.4 million in long-lived assets (including $24.8 million of goodwill and intangible assets), and $14.0 million in total liabilities (including $7.3 million of debt and $4.1 million of accounts payable and accrued expenses) related to the EFM JV included in the Consolidated Balance Sheets. For the three months ended June 30, 2025 and 2024, the EFM JV accounted for $12.5 million and $13.2 million in revenue, respectively, and $1.6 million and $1.1 million in net income, respectively, included in the Company's results. For the six months ended June 30, 2025 and 2024, the EFM JV accounted for $23.5 million and $23.9 million in revenue, respectively, and $2.4 million and $2.7 million in net income, respectively, included in the Company's results.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $120.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of June 30, 2025 and December 31, 2024, $35.5 million and $45.9 million in bank guarantees were outstanding, respectively, inclusive of $1.1 million and $1.1 million in outstanding bank guarantees as of June 30, 2025 and December 31, 2024, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets, as well as $1.4 million and $2.1 million in outstanding bank guarantees as of June 30, 2025 and December 31, 2024, respectively, under Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China and secured by local assets. Additionally, a subsidiary of the Company located in Germany held a bank loan of $0.6 million as of June 30, 2025.

9. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,
(in thousands)	2025	2024
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$9,510	$4,485

Denominator
Basic weighted-average shares outstanding	35,286	34,918
Common stock equivalents arising from stock options and restricted stock awards	1,272	1,385
Diluted weighted-average shares outstanding	36,558	36,303

The computational components of basic and diluted earnings per share for the six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30,
(in thousands)	2025	2024
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$45,494	$5,993

Denominator
Basic weighted-average shares outstanding	35,158	34,882
Common stock equivalents arising from stock options and restricted stock awards	1,467	1,357
Diluted weighted-average shares outstanding	36,625	36,239

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended June 30, 2025 and 2024, 0.2 and zero, respectively, and for the six months ended June 30, 2025 and 2024, 0.3 million and 0.1 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company was able to purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permitted the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. For the three and six months ended June 30, 2024, the Company repurchased approximately 86,000 and 230,000 shares under the program, respectively, for a cost of $2.0 million and $5.0 million, respectively. There were no shares repurchased under the program during the three or six months ended June 30, 2025. This program expired during the second quarter of 2025.

10. Share-Based Compensation

The Company recognized $2.9 million and $2.2 million of expense related to share-based compensation during the three months ended June 30, 2025 and 2024, respectively, and $6.2 million and $3.8 million during the six months ended June 30, 2025 and 2024, respectively, which was measured based upon the fair value of the awards at the grant date.

The Company granted approximately 203,000 and 57,000 restricted stock units during the three months ended June 30, 2025 and 2024, respectively, and approximately 590,000 and 341,000 restricted stock units during the six months ended June 30, 2025 and 2024, respectively. In addition, the Company granted 67,000 and 25,000 stock options during the six months ended June 30, 2025 and 2024, respectively. No stock options were granted during the three months ended June 30, 2025 and 2024.

There were 500 and 10,000 options exercised during the three months ended June 30, 2025 and 2024, respectively, for which the Company received zero and $0.2 million, respectively, in cash. The intrinsic value of options exercised during the three months ended June 30, 2025 and 2024 was zero and $0.1 million, respectively. There were 500 and 20,000 options exercised during the six months ended June 30, 2025 and 2024, respectively, for which the Company received zero and $0.3 million, respectively, in cash. The intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was zero and $0.2 million, respectively.

11. Pension and Employee Benefit Plans

The Company sponsored a non-contributory defined benefit pension plan for certain union employees. The plan was funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. The Company presents the components of net periodic benefit cost within “Other (income) expense, net” on the Condensed Consolidated Statements of

Income. Retirement plan expense is based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the pension plan expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest cost	$—	$304	$318	$608
Expected return on plan assets	—	(304)	(335)	(608)
Amortization of net actuarial loss	—	57	9	113
Net periodic benefit cost	$—	$57	$(8)	$113

The Company made no contributions to its defined benefit plan during the three and six months ended June 30, 2025, and $0.2 million during the three and six months ended June 30, 2024. The plan assets balance of $0.4 million as of December 31, 2024 is included in “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets. On March 31, 2025, the pension plan was transferred to the purchaser of the Global Pump Solutions business, as discussed in Note 16.

12. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2018 forward, with the exception of 2020, remain open for examination by Federal authorities. Tax years from 2018 forward remain open for all significant state and foreign authorities.

As of June 30, 2025 and December 31, 2024, the liability for uncertain tax positions totaled approximately $1.3 million and $1.1 million, respectively, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of June 30, 2025 and December 31, 2024, the Company recorded deferred income taxes of approximately $1.0 million and $0.9 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was $4.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $23.1 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate for the three months ended June 30, 2025 was 30.9% compared with 7.4% for the three months ended June 30, 2024, and the effective income tax rate for the six months ended June 30, 2025 was 33.2% compared with 13.1% for the six months ended June 30, 2024. The effective income tax rates for the three and six months ended June 30, 2025 and 2024 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates.

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

On July 4, 2025, the legislation HR-1, known as the One Big Beautiful Bill Act (the “Act”), was signed into law. The Act makes several changes to United States tax law, including the limitation on deductibility of interest expense, the capitalization of research expenditures, the allowance of immediate expensing of capital expenditures, and the taxation of foreign earnings. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the Act's impact on the consolidated financial statements.

13. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt and accounts payable, which approximate fair value at June 30, 2025 and December 31, 2024, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $240.4 million and $221.5 million at June 30, 2025 and December 31, 2024, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $36.8 million and $37.8 million, respectively, of which $26.2 million and $29.7 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, United Arab Emirates, and China.

14. Commitments and Contingencies

Asbestos cases

The Company's subsidiary, Met-Pro Technologies LLC (“Met-Pro”), beginning in 2002, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. While the Company divested of its fluid handling business (also known as its Global Pump Solutions business) in the first quarter of 2025, as discussed in Note 16, the Company retained historical asbestos liabilities and the related legacy insurance policies. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold asbestos-containing products and engaged in other related actions which caused injuries (including mesothelioma and death) and loss to the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to identify or produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from or settled a large number of these cases. As of June 30, 2025 and December 31, 2024, the related amounts were $1.5 million and $0.2 million, respectively, which are recorded within "Accrued expenses" and "Other liabilities" on the Condensed Consolidated Balance Sheets.

The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Other

The Company is also a party to routine contract and employment-related litigation matters, warranty claims and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. As of June 30, 2025 and December 31, 2024, the related amounts were $0.8 million and $0.1 million, respectively, which are recorded within "Accrued expenses" on the Condensed Consolidated Balance Sheets. Additionally, the Company has $1.0 million recorded within "Accounts payable" as of June 30, 2025 related to the settlement of a litigation matter. The Company expenses legal costs as they are incurred.

The Company is not aware of any pending claims or assessments, other than as described above, which may have a material adverse impact on its liquidity, financial position, results of operations, or cash flows.

15. Acquisitions

Profire Energy, Inc.

On January 3, 2025, the Company acquired all outstanding shares of Profire for $122.7 million in cash, including $4.6 million of cash used to settle outstanding equity awards for which $2.3 million represents the acceleration of such awards and thus recorded within "Acquisition and integration expenses" on the Condensed Consolidated Statements of Income. Resulting

consideration transferred for the acquisition was $120.4 million. The transaction was financed through a combination of cash on hand and a draw on the Company's revolving credit facility. Profire is a technology company and provider of intelligent control solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances. The business operates primarily from locations in Lindon, Utah and Acheson, Alberta and is reported within the Engineered Systems segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

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

During the three and six months ended June 30, 2025, Profire accounted for $16.9 million and $31.3 million in revenue, respectively, and $3.6 million and $3.6 million in net income, respectively, in the Company's results.

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

(in thousands)
Current assets (including accounts receivable of $9,308)	$19,858
Property and equipment	373
Intangible - finite life	22,070
Goodwill	50,286
Other assets	118
Total assets acquired	92,705
Current liabilities assumed	(17,595)
Deferred income tax liability	(8,716)
Other liabilities assumed	(928)
Net assets acquired	$65,466

The Company acquired technology, customer lists and tradename intangible assets valued at $2.4 million, $17.0 million and $2.6 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

WK Group

On October 2, 2024, the Company acquired 100% of the equity interests of WK Group for $6.8 million in cash, which was financed with a draw on the Company's revolving credit facility. As additional consideration in the acquisition of WK Group, the former owners of WK Group are also entitled to earn-out payments up to $27.5 million based upon specified financial results through September 30, 2025. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $6.3 million. During the second quarter of 2025, the Company recorded a fair value adjustment such that the earn-out liability within "Accrued expenses" on the Condensed Consolidated Balance Sheets reduced to zero as of June 30, 2025. The associated gain of $7.4 million, inclusive of $1.1 million of foreign currency adjustments, was recorded within "Other operating (income) expenses, net" on the Condensed Consolidated Statements of Income. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. WK Group designs and engineers a broad range of technical equipment and systems for exhaust and process air treatment, VOC abatement, energy recovery and surface treatment applications. The business operates primarily from locations in Germany, India, and Singapore and is reported within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $7,914)	14,358
Property and equipment	853
Intangible - finite life	3,114
Goodwill	12,355
Other assets	441
Total assets acquired	31,121
Current liabilities assumed	(15,113)
Deferred income tax liability	(1,609)
Other liabilities assumed	(1,320)
Net assets acquired	$13,079

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$185,391	$176,666	$362,088	$340,622
Net income attributable to CECO Environmental Corp.	9,510	4,058	45,494	4,511
Earnings per share:
Basic	$0.27	$0.12	$1.29	$0.13
Diluted	$0.26	$0.11	$1.24	$0.12

These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

16. Divestiture

On March 31, 2025, the Company finalized the sale of its Global Pump Solutions business to a third party for a purchase price of $109.5 million, subject to purchase price adjustments. The Company received cash proceeds of $105.9 million, inclusive of the purchase price and purchase price adjustments of $0.8 million, with an additional amount of $2.8 million placed in escrow for the potential satisfaction of purchase price adjustments. Accordingly, the Company recognized a pre-tax gain on sale of business of $64.5 million. The Global Pump Solutions business consists of three niche leadership severe service industrial metallic, fiberglass and thermoplastic centrifugal pump brands: Dean, Fybroc and Sethco. The business primarily operates from locations in Indianapolis, Indiana and Telford, Pennsylvania, and was included within the Industrial Processing Solutions segment.

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

The financial segment information is as follows for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025		Six months ended June 30, 2025
(table only in thousands)	Engineered Systems	Industrial Process Solutions	Engineered Systems	Industrial Process Solutions
Sales	$133,035	$58,960	$260,475	$115,519
Income from operations	25,194	15,110	43,934	84,761

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the three months ended June 30, 2025:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$128,460	$56,931	$185,391
Intra-segment sales	4,484	2,029	6,513
Inter-segment sales	91	—	91
Total segment sales	133,035	58,960	191,995
Reconciliation to sales
Elimination of intra- and inter-segment sales			6,604
Total consolidated sales			185,391
Reconciliation to income before income taxes
Direct cost of sales	76,638	36,078	112,715
Shop burden	3,338	2,230	5,568
Selling expense	7,933	2,857	10,790
Project engineering expense	4,729	2,803	7,531
General and administrative expense	9,185	2,278	11,463
Other segment items(1)	1,445	(4,424)	(2,979)
Income from operations	29,769	17,139	46,908
Stock-based compensation			2,878
Other corporate expenses(2)			19,365
Elimination of intra- and inter-segment activity			6,604
Interest expense			4,898
Other income(3)			(1,454)
Total consolidated income before income taxes			14,617

(1) Includes amortization expenses, acquisition and integration expenses, and divestiture expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes gain on sale of business, foreign exchange (gain) loss and pension expense.

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the six months ended June 30, 2025:

(table only in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$248,894	$113,195	$362,088
Intra-segment sales	11,393	2,324	13,717
Inter-segment sales	188	—	188
Total segment sales	260,475	115,519	375,993
Reconciliation to sales
Elimination of intra- and inter-segment sales			13,905
Total consolidated sales			362,088
Reconciliation to income before income taxes
Direct cost of sales	149,703	71,717	221,420
Shop burden	6,269	5,125	11,394
Selling expense	15,765	6,587	22,353
Project engineering expense	9,459	5,675	15,134
General and administrative expense	18,225	6,547	24,772
Gain on sale of Global Pump Solutions business	—	(64,502)	(64,502)
Other segment items(1)	5,538	(2,714)	2,824
Income from operations	55,515	87,084	142,599
Stock-based compensation			6,234
Other corporate expenses(2)			42,530
Elimination of intra- and inter-segment activity			13,905
Interest expense			11,115
Other income(3)			(861)
Total consolidated income before income taxes			69,676

(1) Includes amortization expenses, acquisition and integration expenses, and divestiture expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes gain on sale of business, foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025		Six months ended June 30, 2025
(table only in thousands)	Engineered Systems	Industrial Process Solutions	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$512	$328	$1,206	$961
Depreciation and amortization(1)	2,113	1,864	4,098	4,188

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

The financial segment information is as follows for the three and six months ended June 30, 2024:

	Three months ended June 30, 2024		Six months ended June 30, 2024
(in thousands)	Engineered Systems	Industrial Process Solutions	Engineered Systems	Industrial Process Solutions
Sales	$102,141	$44,673	$194,659	$84,252
Income from operations	19,330	5,669	35,607	12,769

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the three months ended June 30, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$97,392	$40,130	$137,522
Intra-segment sales	4,553	4,440	8,993
Inter-segment sales	196	103	299
Total segment sales	102,141	44,673	146,814
Reconciliation to sales
Elimination of intra- and inter-segment sales			9,292
Total consolidated sales			137,522
Reconciliation to income before income taxes
Direct cost of sales	59,483	24,081	83,563
Shop burden	2,224	2,679	4,903
Selling expense	5,865	2,794	8,659
Project engineering expense	4,066	1,652	5,718
General and administrative expense	4,716	2,502	7,218
Other segment items(1)	1,707	754	2,461
Income from operations	24,080	10,211	34,291
Stock-based compensation			2,177
Other corporate expenses(2)			13,565
Elimination of intra- and inter-segment activity			9,292
Interest expense			3,254
Other loss(3)			679
Total consolidated income before income taxes			5,324

(1) Includes amortization expenses, acquisition and integration expenses, and asbestos litigation expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the six months ended June 30, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$186,741	$77,113	$263,854
Intra-segment sales	7,635	6,975	14,610
Inter-segment sales	283	164	447
Total segment sales	194,659	84,252	278,911
Reconciliation to sales
Elimination of intra- and inter-segment sales			15,057
Total consolidated sales			263,854
Reconciliation to income before income taxes
Direct cost of sales	116,578	44,305	160,883
Shop burden	3,800	4,983	8,783
Selling expense	11,405	5,693	17,098
Project engineering expense	6,388	3,209	9,597
General and administrative expense	9,537	4,740	14,277
Other segment items(1)	3,425	1,415	4,840
Income from operations	43,526	19,907	63,433
Stock-based compensation			3,847
Other corporate expenses(2)			27,586
Elimination of intra- and inter-segment activity			15,057
Interest expense			6,667
Other loss(3)			2,192
Total consolidated income before income taxes			8,084

(1) Includes amortization expenses, acquisition and integration expenses, and asbestos litigation expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the three and six months ended June 30, 2024:

	Three months ended June 30, 2024		Six months ended June 30, 2024
(in thousands)	Engineered Systems	Industrial Process Solutions	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$890	$429	$2,027	$1,035
Depreciation and amortization(1)	1,814	1,131	3,599	2,250

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

Geographic Information

Net sales by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$120,204	$90,450	$230,875	$168,238
United Kingdom	12,470	14,353	32,027	26,555
Netherlands	15,763	13,496	26,989	30,308
China	13,563	8,883	28,357	13,213
Other	23,391	10,340	43,840	25,540
Total net sales	$185,391	$137,522	$362,088	$263,854

The geographical area data for net sales is based upon the country location of the Company's business unit generating such sales.

Long-lived assets by geographic area are as follows:

(in thousands)	June 30, 2025	December 31, 2024
United States	$372,714	$332,162
United Kingdom	28,300	27,003
China	36,614	36,315
Other	55,955	33,248
Total long-lived assets	$493,583	$428,728

The geographical area data for long-lived assets is based upon physical location of such assets.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 reflect the consolidated operations of the Company and its subsidiaries.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2025	2024	2025	2024
Net sales	$185.4	$137.5	$362.1	$263.9
Cost of sales	118.3	88.5	232.8	169.7
Gross profit	$67.1	$49.0	$129.3	$94.2
Percent of sales	36.2%	35.6%	35.7%	35.7%
Selling and administrative expenses	48.8	36.4	102.4	71.4
Percent of sales	26.3%	26.5%	28.3%	27.1%
Amortization expenses	2.9	2.2	6.0	4.4
Acquisition and integration expenses	—	0.5	8.2	0.7
Gain on sale of Global Pump Solutions business	—	—	(64.5)	—
Other operating (income) expense, net	(2.7)	0.6	(2.7)	0.8
Operating income	$18.1	$9.3	$79.9	$16.9
Operating margin	9.8%	6.8%	22.1%	6.4%
Other (income) expense, net	$(1.4)	$0.7	$(0.9)	$2.2
Interest expense	4.9	3.3	11.1	6.7
Income before income taxes	$14.6	$5.3	$69.7	$8.0
Income tax expense	4.5	0.4	23.2	1.1
Net income	$10.1	$4.9	$46.5	$6.9
Noncontrolling interest	0.6	0.4	1.0	1.0
Net income attributable to CECO Environmental Corp.	$9.5	$4.5	$45.5	$5.9

To compare operating performance between the three and six months ended June 30, 2025 and 2024, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) gain on the sale of the Global Pump Solutions business as discussed in Note 16, and (4) other non-recurring expenses, including fair value adjustment of earn-out liabilities from the acquisitions of WK Group, restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, asbestos litigation expenses relating to future settlement payments, and third party professional consulting fees associated with Enterprise Resource Planning system implementations.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2025	2024	2025	2024
Operating income as reported in accordance with GAAP	$18.1	$9.3	$79.9	$16.9
Operating margin in accordance with GAAP	9.8%	6.8%	22.1%	6.4%
Amortization expenses	2.9	2.2	6.0	4.4
Acquisition and integration expenses	—	0.5	8.2	0.7
Gain on sale of Global Pump Solutions business	—	—	(64.5)	—
Other operating (income) expense, net(1)	(2.7)	0.6	(2.7)	0.8
Non-GAAP operating income	$18.3	$12.6	$26.9	$22.8
Non-GAAP operating margin	9.9%	9.2%	7.4%	8.6%

(1) Other non-recurring expenses, including fair value adjustment of earn-out liabilities from the acquisitions of WK Group, restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, asbestos litigation expenses relating to future settlement payments, and third party professional consulting fees associated with Enterprise Resource Planning system implementations.

Orders booked increased $133.3 million, or 95%, to $274.1 million during the three months ended June 30, 2025 compared with $140.8 million in the three months ended June 30, 2024. Approximately 89%, or $245.3 million, of the orders for the three months ended June 30, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date. The orders increase is primarily attributable to the Company's energy and power technologies. Investments in domestic energy infrastructure have resulted in increased demand for emissions, separation, and acoustics products. The remainder of the increase in orders is attributable to the Company's recent acquisitions in burner management and industrial air technologies.

Orders booked increased $216.0 million, or 75%, to $502.1 million during the six months ended June 30, 2025 compared with $286.1 million in the six months ended June 30, 2024. Approximately 86%, or $430.1 million, of the orders for the six months ended June 30, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date. The orders increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream markets have resulted in increased demand for emissions, separation, and acoustics products. The remainder of the increase in orders is attributable to the Company's recent acquisitions.

Net sales for the three months ended June 30, 2025 increased $47.9 million, or 34.8%, to $185.4 million compared with $137.5 million for the three months ended June 30, 2024. Approximately 78%, or $145.1 million, of the net sales for the three months ended June 30, 2025 is attributable to organic revenue, defined as revenue recorded subsequent to the twelve month period post-acquisition date. The increase in organic revenue is driven by execution and delivery on our record backlog within energy transition end markets. The remainder of the increase in net sales is attributable to the Company's recent acquisitions.

Net sales for the six months ended June 30, 2025 increased $98.2 million, or 37.2%, to $362.1 million compared with $263.9 million for the six months ended June 30, 2024. Approximately 79%, or $287.5 million, of the net sales for the six months ended June 30, 2025 is attributable to organic revenue, defined as revenue recorded subsequent to the twelve month period post-acquisition date. The increase in organic revenue is driven by execution and delivery on our record backlog within energy transition end markets, with notable growth in midstream. The remainder of the increase in net sales is attributable to the Company's recent acquisitions.

Gross profit increased $18.1 million, or 36.9%, to $67.1 million in the three months ended June 30, 2025 compared with $49.0 million in the three months ended June 30, 2024. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales slightly increased to 36.2% in the three months ended June 30, 2025 compared with 35.6% in the three months ended June 30, 2024. This increase is attributable to project mix.

Gross profit increased $35.1 million, or 37.3%, to $129.3 million in the six months ended June 30, 2025 compared with $94.2 million in the six months ended June 30, 2024. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales was flat at 35.7% in the six months ended June 30, 2025 and June 30, 2024.

Selling and administrative expenses were $48.8 million for the three months ended June 30, 2025 compared with $36.4 million for the three months ended June 30, 2024. The increase is primarily attributable to increased headcount to support the Company’s backlog execution and growth initiatives. Additionally, acquisitions during the current and prior year drove increased selling and administrative expense.

Selling and administrative expenses were $102.4 million for the six months ended June 30, 2025 compared with $71.4 million for the six months ended June 30, 2024. The increase is primarily attributable to increased headcount to support the Company’s backlog execution and growth initiatives. Additionally, acquisitions during the current and prior year drove increased selling and administrative expense.

Amortization expense was $6.0 million for the three months ended June 30, 2025 compared with $2.2 million for the three months ended June 30, 2024. The increase in expense is attributable to increased intangible assets attributable to current and prior year acquisitions.

Amortization expense was $6.0 million for the six months ended June 30, 2025 compared with $4.4 million for the six months ended June 30, 2024. The increase in expense is attributable to increased intangible assets attributable to current and prior year acquisitions.

Operating income increased $8.8 million to $18.1 million for the three months ended June 30, 2025 compared with operating income of $9.3 million for the three months ended June 30, 2024. The increase in operating income is primarily attributable to the fair value adjustment to the earn-out liability associated with the acquisition of WK Group, as well as the increase in gross profit described above.

Operating income increased $63.0 million to $79.9 million for the six months ended June 30, 2025 compared with operating income of $16.9 million for the six months ended June 30, 2024. The increase in operating income is primarily attributable to the gain on the sale of the Global Pump Solutions business and fair value adjustment to the earn-out liability associated with the acquisition of WK Group, partially offset by the increase in selling and administrative expenses described above.

Non-GAAP operating income was $18.3 million for the three months ended June 30, 2025 compared with $12.6 million for the three months ended June 30, 2024. Non-GAAP operating income as a percentage of sales increased to 9.9% for the three months ended June 30, 2025 from 9.2% for the three months ended June 30, 2024.

Non-GAAP operating income was $26.9 million for the six months ended June 30, 2025 compared with $22.8 million for the six months ended June 30, 2024. Non-GAAP operating income as a percentage of sales decreased to 7% for the six months ended June 30, 2025 from 9% for the six months ended June 30, 2024.

Interest expense increased to $4.9 million in the three months ended June 30, 2025 compared with interest expense of $3.3 million for the three months ended June 30, 2024. The increase in interest expense is primarily due to increased debt balances.

Interest expense increased to $11.1 million in the six months ended June 30, 2025 compared with interest expense of $6.7 million for the six months ended June 30, 2024. The increase in interest expense is primarily due to increased debt balances.

Income tax expense was $4.5 million for the three months ended June 30, 2025 compared with income tax expense of $1.0 million for the three months ended June 30, 2024. Income tax expense was $23.1 million for the six months ended June 30, 2025 compared with income tax expense of $1.0 million for the six months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 was 30.9% compared with 7.4% for the three months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025 was 33.2% compared with 13.1% for the six months ended June 30, 2024. The effective income tax rates for the three and six months ended June 30, 2025 and June 30, 2024 differ from the United States federal statutory rate. Our effective tax rate is affected by certain other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines or end market that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

For the three and six months ended June 30, 2025, financial results by segment are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net Sales (less intra- and inter-segment sales)
Engineered Systems segment	$128,460	$97,392	$248,893	$186,741
Industrial Process Solutions segment	56,931	40,130	113,195	77,113
Total net sales	$185,391	$137,522	$362,088	$263,854

For the three and six months ended June 30, 2024, financial results by segment are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Income from Operations
Engineered Systems segment	$25,194	$19,330	$43,934	$35,607
Industrial Process Solutions segment	15,110	5,669	84,760	12,769
Corporate and Other(1)	(22,243)	(15,742)	(48,764)	(31,433)
Total income from operations	$18,061	$9,257	$79,930	$16,943

(1) Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment orders booked increased $123.7 million, or 123%, to $224.2 million during the three months ended June 30, 2025 compared with $100.5 million in the three months ended June 30, 2024. The increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream markets have resulted in increased demand for emissions, separation, and acoustics products. The Company’s acquisition of Profire, a niche-leader specializing in the design and manufacture of burner-management systems and other combustion-management technologies, is another driver of increased orders. Approximately 94%, or $210.1 million, of the orders for the three months ended June 30, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date.

Our Engineered Systems segment orders booked increased $187.1 million, or 94%, to $387.1 million during the six months ended June 30, 2025 compared with $200.0 million in the six months ended June 30, 2024. The increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream markets have resulted in increased demand for emissions, separation, and acoustics products. The Company’s acquisition of Profire also contributed to the increase in orders. Approximately 91%, or $353.0 million, of the orders for the six months ended June 30, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date.

Our Engineered Systems segment net sales increased $31.1 million to $128.5 million for the three months ended June 30, 2025 compared with $97.4 million for the three months ended June 30, 2024. The increase is led by backlog execution on large scale power projects and inorganic sales growth attributable to Profire. Approximately 87%, or $111.6 million, of the net sales for the three months ended June 30, 2025 is attributable to organic revenue.

Our Engineered Systems segment net sales increased $62.2 million to $248.9 million for the six months ended June 30, 2025 compared with $186.7 million for the six months ended June 30, 2024. The increase is led by backlog execution on large scale power projects and inorganic sales growth attributable to Profire. Approximately 87%, or $217.6 million, of the net sales for the six months ended June 30, 2025 is attributable to organic revenue.

Operating income for the Engineered Systems segment increased $5.9 million to $25.2 million for the three months ended June 30, 2025 compared with $19.3 million for the three months ended June 30, 2024. The operating income increase is attributable to higher gross profit related to increased net sales, partially offset by an increase in selling and administrative expense.

Operating income for the Engineered Systems segment increased $8.3 million to $43.9 million for the six months ended June 30, 2025 compared with $35.6 million for the six months ended June 30, 2024. The operating income increase is attributable to higher gross profit related to increased net sales, partially offset by an increase in selling and administrative expense.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment orders booked increased $9.7 million, or 24%, to $49.9 million during the three months ended June 30, 2025 compared with $40.2 million in the three months ended June 30, 2024. The increase is primarily attributable to the Company’s most recent acquisitions in industrial air treatment applications and increase in demand for the Company's scrubber technologies. Approximately 70%, or $35.1 million, of the orders for the three months ended June 30, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date.

Our Industrial Process Solutions segment orders booked increased $29.4 million, or 34%, to $114.9 million during the six months ended June 30, 2025 compared with $85.5 million in the six months ended June 30, 2024. The increase is primarily attributable to Company’s most recent acquisitions in industrial air treatment applications and increase in demand for the Company's scrubber technologies. Approximately 67% or $77.0 million, of the orders for the six months ended June 30, 2025 is attributable to organic bookings, defined as orders recorded subsequent to the twelve month period post-acquisition date.

Our Industrial Process Solutions segment net sales increased $16.8 million to $56.9 million for the three months ended June 30, 2025 compared with $40.1 million for the three months ended June 30, 2024. The increase is primarily attributable to Company’s most recent acquisitions in industrial air treatment applications, partially offset by the loss of net sales due to the divestiture of the Global Pump Solutions business. Approximately 59%, or $33.5 million, of the net sales for the three months ended June 30, 2025 is attributable to organic revenue.

Our Industrial Process Solutions segment net sales increased $36.1 million to $113.2 million for the six months ended June 30, 2025 compared with $77.1 million for the six months ended June 30, 2024. The increase is primarily attributable to Company’s most recent acquisitions in industrial air treatment applications, partially offset by the loss of net sales due to the divestiture of the Global Pump Solutions business. Approximately 62%, or $70.0 million, of the net sales for the six months ended June 30, 2025 is attributable to organic revenue.

Operating income for the Industrial Process Solutions segment increased $9.4 million to $15.1 million for the three months ended June 30, 2025 compared with $5.7 million for the three months ended June 30, 2024. The increase is primarily attributable to the fair value adjustment to the earn-out liability associated with the acquisition of WK Group, as well as the increase in gross profit driven by the net sales increase described above.

Operating income for the Industrial Process Solutions segment increased $72.0 million to $84.8 million for the six months ended June 30, 2025 compared with $12.8 million for the six months ended June 30, 2024. The increase is primarily attributable to the gain on the sale of the Global Pump Solutions business and fair value adjustment to the earn-out liability associated with the acquisition of WK Group.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $688.1 million as of June 30, 2025, from $540.9 million as of December 31, 2024. Our customers may have the right to cancel a given order. Historically, cancellations have not been significant. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 18 to 24 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At June 30, 2025, the Company had working capital of $98.0 million, compared with $86.3 million at December 31, 2024. The ratio of current assets to current liabilities was 1.34 to 1.00 on June 30, 2025, as compared with a ratio of 1.35 to 1.00 on December 31, 2024.

At June 30, 2025 and December 31, 2024, cash and cash equivalents totaled $36.8 million and $37.8 million, respectively. As of June 30, 2025 and December 31, 2024, $26.2 million and $29.7 million, respectively, of our cash and cash equivalents were held by certain foreign subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$233,900	$214,200
Total outstanding borrowings under the Credit Facility	233,900	214,200
Outstanding borrowings under the joint venture term debt	6,472	7,297
Other borrowings	576	—
Unamortized debt discount	(2,214)	(2,617)
Total outstanding borrowings	238,734	218,880
Less: current portion	(1,857)	(1,650)
Total debt, less current portion	$236,877	$217,230

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of June 30, 2025 and December 31, 2024, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	June 30, 2025	December 31, 2024
Credit Facility, revolving loans	$400.0	$400.0
Draw down	(233.9)	(214.2)
Letters of credit open	(13.8)	(18.9)
Total unused credit availability	$152.3	$166.9
Amount available based on borrowing limitations	$104.3	$1.0

Overview of Cash Flows and Liquidity

	Six months ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(19,363)	$7,891
Net cash provided by (used in) investing activities	3,813	(6,811)
Net cash provided by (used in) financing activities	14,197	(16,565)
Effect of exchange rate changes on cash and cash equivalents	61	(3,049)
Net decrease in cash	$(1,292)	$(18,534)

Operating Activities

For the six months ended June 30, 2025, $19.4 million of cash was used in operating activities compared with $7.9 million provided by operations in the prior year period, representing a decrease of $27.3 million. Cash flow from operating activities in the first six months of 2025 had an unfavorable impact year-over-year primarily due to timing of project-related payments.

Investing Activities

For the six months ended June 30, 2025, net cash provided by investing activities was $3.8 million compared with $6.8 million used in investing activities in the prior year period. For the six months ended June 30, 2025, the Company received $105.8 million related to the sale of the Global Pump Solutions business as discussed in Note 16, offset by $97.6 million used in the acquisition of Profire as discussed in Note 15. In the prior year period, $6.8 million cash used in investing activities was primarily the result of acquisitions of property and equipment.

Financing Activities

For the six months ended June 30, 2025, $14.2 million was provided by financing activities compared with $16.6 million used in financing activities in the prior year period, for an increase of $30.8 million. For the six months ended June 30, 2025, cash provided by financing activities was driven by net borrowings of $19.7 million, primarily to fund the acquisition of Profire as discussed in Note 15, partially offset by $1.0 million of deferred consideration paid for acquisitions, representing the repayment of the remainder of the promissory note associated with the acquisition of Transcend Solutions in 2023. For the six months ended June 30, 2024, the primary uses of cash for financing activities were $6.7 million of net repayments on revolving credit lines and long-term debt, $5.0 million to repurchase common stock, and $2.1 million of deferred consideration paid for acquisitions..

Critical Accounting Estimates

Management believes there have been no changes during the six months ended June 30, 2025 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at June 30, 2025 was $240.4 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2025. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2025 is $1.7 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates, Germany, South Korea and Saudi Arabia. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction (gains) losses included in “Other (income) expense, net” line of the Condensed Consolidated Statements of Income were $(1.4) million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $(0.9) million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended June 30, 2025:

Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	—	—	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	—	$—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program, which expired on April 30, 2025. See Note 9 to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Company's share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1

Equity award agreement between the Company and Todd R. Gleason, dated June 4, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2025).

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

Date: July 29, 2025