Form 10-Q
period 2025-09-30
CECO ENVIRONMENTAL CORP
filed 2025-10-28
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,641,031 shares of common stock, par value $0.01 per share, as of October 17, 2025.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2025

CECO ENVIRONMENTAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$32,787	$37,832
Restricted cash	86	369
Accounts receivable, net of allowances of $8,496 and $8,863	159,615	159,572
Costs and estimated earnings in excess of billings on uncompleted contracts	109,826	69,889
Inventories	57,712	42,624
Prepaid expenses and other current assets	29,110	16,859
Prepaid income taxes	6,344	3,826
Total current assets	395,480	330,971
Property, plant and equipment, net	48,037	33,810
Right-of-use assets from operating leases	27,679	25,102
Goodwill	292,262	269,747
Intangible assets – finite life, net	100,986	74,050
Intangible assets – indefinite life	9,715	9,466
Deferred income taxes	1,162	966
Deferred charges and other assets	16,563	15,587
Total assets	$891,884	$759,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,928	$1,650
Accounts payable	127,576	109,671
Accrued expenses	60,632	47,528
Billings in excess of costs and estimated earnings on uncompleted contracts	107,361	81,501
Notes payable	—	1,700
Income taxes payable	793	2,612
Total current liabilities	298,290	244,662
Other liabilities	3,194	14,362
Debt, less current portion	218,980	217,230
Deferred income tax liability, net	34,571	11,322
Operating lease liabilities	23,282	20,230
Total liabilities	578,317	507,806
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 35,641,031 and 34,978,009 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	355	349
Capital in excess of par value	265,786	255,211
Retained earnings	53,563	6,570
Accumulated other comprehensive loss	(10,498)	(14,441)
Total CECO shareholders' equity	309,206	247,689
Noncontrolling interest	4,361	4,204
Total shareholders' equity	313,567	251,893
Total liabilities and shareholders' equity	$891,884	$759,699

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net sales	$197,599	$135,513	$559,687	$399,367
Cost of sales	133,020	90,247	365,838	259,921
Gross profit	64,579	45,266	193,849	139,446
Selling and administrative expenses	47,034	34,262	149,393	105,636
Amortization expenses	6,144	2,164	12,177	6,478
Acquisition and integration expenses	252	1,210	8,427	1,876
Loss (gain) on sale of Global Pump Solutions business	801	—	(63,701)	—
Other operating expense (income), net	948	443	(1,778)	1,327
Income from operations	9,400	7,187	89,331	24,129
Other expense, net	2,056	398	1,196	2,589
Interest expense	5,054	2,648	16,169	9,315
Income before income taxes	2,290	4,141	71,966	12,225
Income tax expense	483	1,602	23,610	2,664
Net income	1,807	2,539	48,356	9,561
Noncontrolling interest	308	453	1,363	1,482
Net income attributable to CECO Environmental Corp.	$1,499	$2,086	$46,993	$8,079
Earnings per share:
Basic	$0.04	$0.06	$1.33	$0.23
Diluted	$0.04	$0.06	$1.29	$0.22
Weighted average number of common shares outstanding:
Basic	35,359,969	34,966,625	35,225,740	34,910,165
Diluted	36,396,693	36,488,788	36,549,130	36,322,690

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$1,807	$2,539	$48,356	$9,561
Other comprehensive income, net of tax:
Foreign currency translation gain	2,020	2,102	3,943	1,900
Comprehensive income	$3,827	$4,641	$52,299	$11,461

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2024	34,978	$349	$255,211	$6,570	$(14,441)	$4,204	$251,893
Net income for the three months ended March 31, 2025	—	—	—	35,984	—	458	36,442
Restricted stock units issued	260	3	(3,045)	—	—	—	(3,042)
Share based compensation earned	12	—	3,641	—	—	—	3,641
Translation gain	—	—	—	—	1,519	—	1,519
Noncontrolling interest distributions	—	—	—	—	—	(402)	(402)
Balance March 31, 2025	35,250	$352	$255,807	$42,554	$(12,922)	$4,260	$290,051
Net income for the three months ended June 30, 2025	—	—	—	9,510	—	595	10,105
Exercise of stock options	1	—	5	—	—	—	5
Restricted stock units issued	57	—	(224)	—	—	—	(224)
Share based compensation earned	—	—	2,878	—	—	—	2,878
Translation gain	—	—	—	—	404	—	404
Balance June 30, 2025	35,308	$352	$258,466	$52,064	$(12,518)	$4,855	$303,219
Net income for the three months ended September 30, 2025	—	—	—	1,499	—	308	1,807
Exercise of stock options	300	3	3,814	—	—	—	3,817
Restricted stock units issued	13	—	(253)	—	—	—	(253)
Share based compensation earned	20	—	3,759	—	—	—	3,759
Translation gain	—	—	—	—	2,020	—	2,020
Noncontrolling interest distributions	—	—	—	—	—	(802)	(802)
Balance September 30, 2025	35,641	$355	$265,786	$53,563	$(10,498)	$4,361	$313,567

	Common Stock		Capital in excess of	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Loss	Loss	interest	Equity
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	$4,848	$237,491
Net income for the three months ended March 31, 2024	—	—	—	1,508	—	585	2,093
Exercise of stock options	10	—	113	—	—	—	113
Restricted stock units issued	195	2	(2,204)	—	—	—	(2,202)
Share based compensation earned	12	—	1,808	—	—	—	1,808
Common stock repurchase and retirement	(144)	(1)	(3,000)	—	—	—	(3,001)
Translation gain	—	—	—	—	654	—	654
Noncontrolling interest distributions	—	—	—	—	—	(804)	(804)
Balance March 31, 2024	34,908	$349	$251,673	$(4,879)	$(15,620)	$4,629	$236,152
Net income for the three months ended June 30, 2024	—	—	—	4,485	—	445	4,930
Exercise of stock options	10	—	161	—	—	—	161
Restricted stock units issued	92	1	(466)	—	—	—	(465)
Share based compensation earned	—	—	2,191	—	—	—	2,191
Common stock repurchase and retirement	(86)	(1)	(1,999)	—	—	—	(2,000)
Translation loss	—	—	—	—	(856)	—	(856)
Noncontrolling interest distributions	—	—	—	—	—	(301)	(301)
Balance June 30, 2024	34,924	$349	$251,560	$(394)	$(16,476)	$4,773	$239,812
Net income for the three months ended September 30, 2024	—	—	—	2,086	—	453	2,539
Exercise of stock options	8	—	94	—	—	—	94
Restricted stock units issued	27	—	(340)	—	—	—	(340)
Share based compensation earned	20	—	2,276	—	—	—	2,276
Translation gain	—	—	—	—	2,102	—	2,102
Noncontrolling interest distributions	—	—	—	—	—	(602)	(602)
Balance September 30, 2024	34,979	$349	$253,590	$1,692	$(14,374)	$4,624	$245,881

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$48,356	$9,561
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,726	10,536
Unrealized foreign currency (gain) loss	(2,219)	201
Gain on sale of Global Pump Solutions business	(63,701)	—
Fair value adjustment to earnout liabilities	(7,403)	400
Loss on sale of property and equipment	46	135
Debt discount amortization	631	357
Share-based compensation expense	9,507	5,790
Provision for credit loss	209	404
Inventory reserve expense	(132)	850
Deferred income tax expense	6,322	77
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	5,822	9,653
Costs and estimated earnings in excess of billings on uncompleted contracts	(38,605)	(1,498)
Inventories	(6,477)	(4,305)
Prepaid expense and other current assets	(15,302)	(18,059)
Deferred charges and other assets	(5,597)	(2,755)
Accounts payable	15,834	15,387
Accrued expenses	15,970	(550)
Billings in excess of costs and estimated earnings on uncompleted contracts	21,193	7,286
Income taxes payable	(4,142)	(1,140)
Other liabilities	(3,139)	(9,330)
Net cash (used in) provided by operating activities	(4,100)	23,000
Cash flows from investing activities:
Acquisitions of property and equipment	(8,673)	(11,237)
Net cash proceeds for sale of Global Pump Solutions business	107,808	—
Net cash paid for acquisitions, net of cash acquired	(97,615)	(14,954)
Net cash provided by (used in) investing activities	1,520	(26,191)
Cash flows from financing activities:
Borrowings on revolving credit lines	185,800	58,400
Repayments on revolving credit lines	(183,700)	(54,800)
Repayments of long-term debt	(1,230)	(7,843)
Payments on finance leases and financing liability	(643)	(692)
Deferred consideration paid for acquisitions	(2,787)	(2,050)
Earnout payments	—	(1,672)
Equity awards surrendered by employees for tax liability, net of proceeds from employee stock purchase plan and exercise of stock options	930	846
Noncontrolling interest distributions	(1,204)	(1,707)
Common stock repurchased	—	(5,000)
Net cash used in financing activities	(2,834)	(14,518)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	86	1,187
Net decrease in cash, cash equivalents and restricted cash	(5,328)	(16,522)
Cash, cash equivalents and restricted cash at beginning of period	38,201	55,448
Cash, cash equivalents and restricted cash at end of period	$32,873	$38,926
Cash paid during the period for:
Interest	$15,861	$9,714
Income taxes	$22,424	$6,779

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2025 and the results of operations, cash flows and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 25, 2025 (the “Form 10-K”). Certain prior period amounts were reclassified to conform to the presentation in the current period.

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

Accounting Standards Adopted in Fiscal 2025

None.

Accounting Standards to be Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to project stages, and requires capitalization of software costs to begin when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the intended function. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating credit losses on current accounts receivable and contract assets. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial statements.

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

3. Accounts Receivable

Accounts receivable as of September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable	$168,111	$168,435
Provision for credit losses	(8,496)	(8,863)
Total accounts receivable, net	$159,615	$159,572

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2024, were $112.7 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $15.2 million and $13.6 million at September 30, 2025 and December 31, 2024, respectively. Retainage receivables on contracts in progress are generally collected up to 24 months following contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Provision for credit losses activity for the nine months ended September 30, 2025 and 2024 consisted of the following:

	Nine months ended September 30,
(in thousands)	2025	2024
Balance at beginning of period	$8,863	$6,460
Write-offs	(1,353)	(4)
Changes to the provision	1,090	763
Recoveries	(104)	(5)
Balance at end of period	$8,496	$7,214

4. Contract Assets and Liabilities

Contract assets and liabilities as of September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts	$109,826	$69,889
Billings in excess of costs and estimated earnings on uncompleted contracts	107,361	81,501

As of the beginning of the prior year period, or January 1, 2024, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $66.6 million and $56.9 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $14.8 million, $9.7 million and $7.9 million as of September 30, 2025, December 31, 2024 and January 1, 2024, respectively. Approximately 80% of the Company's contract liabilities as of December 31, 2024 were recognized as revenue in the nine months ended September 30, 2025.

5. Inventories

Inventories as of September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$17,918	$24,803
Work in process	18,609	14,532
Finished goods	21,185	3,289
Total inventories	$57,712	$42,624

Adjustments to the allowance for obsolete inventory, as recorded to cost of sales, amounted to a decrease of $0.3 million and increase of $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and a decrease of $0.1 million and increase of $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.

.

6. Goodwill and Intangible Assets

Goodwill and indefinite life intangible asset activity for the nine months ended September 30, 2025 and the year ended December 31, 2024 was as follows:

(in thousands)	Nine months ended September 30, 2025		Year ended December 31, 2024
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$269,747	$9,466	$211,326	$9,570
Acquisitions	46,365	—	59,115	—
Divestiture	(26,838)	—	—	—
Foreign currency translation	2,988	249	(694)	(104)
Balance at end of period	$292,262	$9,715	$269,747	$9,466

During the nine months ended September 30, 2025, the Company recorded measurement period adjustments related to the acquisitions of WK Germany KG, GmbH and WK Asia-Pacific Pte. Ltd. (collectively, "WK Group") and Verantis Environmental Solutions Group ("Verantis"), as discussed in Note 15, resulting in increases to goodwill as of the acquisition dates of $10.5 million and $10.3 million, respectively. These adjustments relate to working capital and the associated tax balances. During the nine months ended September 30, 2025, the Company completed its acquisition of Profire Energy, Inc. ("Profire"), as discussed in Note 15, and its divestiture of its Fluid Handling business, also known as its Global Pump Solutions business, as discussed in Note 16.

Finite life intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025		December 31, 2024
(in thousands)	Cost	Accum. Amort.	Cost	Accum. Amort.
Technology	$22,314	$14,586	$20,614	$14,769
Customer lists	140,337	59,214	127,354	70,045
Tradenames	17,660	5,615	18,530	6,392
Foreign currency adjustments	207	117	(2,770)	(1,528)
Total intangible assets – finite life	$180,518	$79,532	$163,728	$89,678

Finite life intangible asset activity for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine months ended September 30,
(in thousands)	2025	2024
Intangible assets – finite life, net at beginning of period	$74,050	$50,461
Amortization expense	(12,177)	(6,478)
Acquisitions	41,810	7,250
Divestiture	(4,029)	—
Foreign currency adjustments	1,332	314
Intangible assets – finite life, net at end of period	$100,986	$51,547

Amortization expense of finite life intangible assets was $6.1 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively, and $12.2 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization over the next five years for finite life intangibles is expected to be $4.3 million for the remainder of 2025, $16.3 million in 2026, $15.4 million in 2027, $14.5 million in 2028, $12.8 million in 2029, and $40.5 million thereafter. The weighted average amortization periods for finite life intangible assets was 8.1 years as of September 30, 2025, inclusive of weighted average amortization periods for technology, customer lists, and tradenames of 5.9, 8.5, and 7.5 years, respectively.

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

Additionally, property, plant and equipment and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the impairment review is based on an undiscounted cash flows analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

The Company did not identify any triggering events that would require an interim impairment assessment, or record an impairment of goodwill, indefinite life intangible assets, finite life intangible assets or property, plant and equipment during the three or nine months ended September 30, 2025.

The Company’s assumptions about future conditions important to its assessment of potential impairment are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Compensation and related benefits	$15,330	$12,274
Contract liability	14,788	9,746
Accrued warranty	5,405	4,558
Short-term operating lease liability	3,763	4,262
Other	21,346	16,688
Total accrued expenses	$60,632	$47,528

8. Senior Debt

Debt as of September 30, 2025 and December 31, 2024 consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$216,300	$214,200
Total outstanding borrowings under the Credit Facility	216,300	214,200
Outstanding borrowings under the joint venture term debt	6,060	7,297
Other borrowings	561	—
Unamortized debt discount	(2,013)	(2,617)
Total outstanding borrowings	220,908	218,880
Less: current portion	(1,928)	(1,650)
Total debt, less current portion	$218,980	$217,230

Scheduled principal payments under the Credit Facility and joint venture term debt are $0.4 million for the remainder of 2025, $1.9 million in 2026, and $3.9 million in 2027. The remaining $216.3 million will be paid upon maturity in 2029.

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

As of September 30, 2025 and December 31, 2024, $24.4 million and $18.9 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s Credit Facility was $109.1 million and $1.0 million at September 30, 2025 and December 31, 2024, respectively. Revolving loans may be borrowed, repaid and reborrowed until October 7, 2029, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the Credit Agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 7.02% and 7.07% at September 30, 2025 and December 31, 2024, respectively. The effective interest rate was 7.12% and 7.82% at September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Effox-Flextor-Mader, Inc. joint venture ("EFM JV"), for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of the EFM JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC. As of September 30, 2025 and December 31, 2024, $6.1 million and $7.3 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on EFM JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at September 30, 2025 and December 31, 2024 was 7.27% and 7.96%, respectively. As of September 30, 2025 and December 31, 2024, the EFM JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of September 30, 2025, there were $17.9 million in current assets (including $2.4 million of cash, $8.5 million of accounts receivable, and $4.6 million of inventories), $24.6 million in long-lived assets (including $24.1 million of goodwill and intangible assets), and $15.3 million in total liabilities (including $6.1 million of debt and $5.5 million of accounts payable and accrued expenses) related to the EFM JV included in the Condensed Consolidated Balance Sheets. As of December 31, 2024, there were $16.2 million in current assets (including $2.9 million of cash, $7.9 million of accounts receivable, and $3.9 million of inventories), $25.4 million in long-lived assets (including $24.8 million of goodwill and intangible assets), and $14.0 million in total liabilities (including $7.3 million of debt and $4.1 million of accounts payable and accrued expenses) related to the EFM JV included in the Consolidated Balance Sheets. For the three months ended September 30, 2025 and 2024, the EFM JV accounted for $14.3 million and $10.7 million in revenue, respectively, and $0.8 million and $1.2 million in net income, respectively, included in the Company's results. For the nine months ended September 30, 2025 and 2024, the EFM JV accounted for $37.7 million and $34.6 million in revenue, respectively, and $3.2 million and $3.9 million in net income, respectively, included in the Company's results.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $120.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of September 30, 2025 and December 31, 2024, $38.7 million and $45.9 million in bank guarantees were outstanding, respectively, inclusive of $1.1 million and $1.1 million in outstanding bank guarantees as of September 30, 2025 and December 31, 2024, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets, as well as $2.1 million and $2.1 million in outstanding bank guarantees as of September 30, 2025 and December 31, 2024, respectively, under Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China and secured by local assets. Additionally, a subsidiary of the Company located in Germany held a bank loan of $0.6 million as of September 30, 2025.

9. Earnings per Share

The computational components of basic and diluted earnings per share for the three months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,
(in thousands)	2025	2024
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$1,499	$2,086

Denominator
Basic weighted-average shares outstanding	35,360	34,967
Common stock equivalents arising from stock options and restricted stock awards	1,037	1,522
Diluted weighted-average shares outstanding	36,397	36,489

The computational components of basic and diluted earnings per share for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30,
(in thousands)	2025	2024
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$46,993	$8,079

Denominator
Basic weighted-average shares outstanding	35,226	34,910
Common stock equivalents arising from stock options and restricted stock awards	1,323	1,413
Diluted weighted-average shares outstanding	36,549	36,323

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For each of the three months ended September 30, 2025 and 2024, zero, and for the nine months ended September 30, 2025 and 2024, 0.3 million and 0.1 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company was able to purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permitted the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. For the three and nine months ended September 30, 2024, the Company repurchased approximately zero and 230,000 shares under the program, respectively, for a cost of zero and $5.0 million, respectively. There were no shares repurchased under the program during the three or nine months ended September 30, 2025. This program expired during the second quarter of 2025.

10. Share-Based Compensation

The Company recognized $3.3 million and $1.9 million of expense related to share-based compensation during the three months ended September 30, 2025 and 2024, respectively, and $9.5 million and $5.8 million during the nine months ended September 30, 2025 and 2024, respectively, which was measured based upon the fair value of the awards at the grant date.

The Company granted approximately 323,000 and zero restricted stock units during the three months ended September 30, 2025 and 2024, respectively, and approximately 913,000 and 341,000 restricted stock units during the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company granted 67,000 and 25,000 stock options during the nine months ended September 30, 2025 and 2024, respectively. No stock options were granted during the three months ended September 30, 2025 and 2024.

There were 300,100 and 8,000 options exercised during the three months ended September 30, 2025 and 2024, respectively, for which the Company received $3.8 million and $0.1 million, respectively, in cash. The intrinsic value of options exercised during the three months ended September 30, 2025 and 2024 was $11.2 million and $0.1 million, respectively. There were 300,600 and 28,000 options exercised during the nine months ended September 30, 2025 and 2024, respectively, for which the Company received $3.8 million and $0.4 million, respectively, in cash. The intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $11.3 million and $0.3 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest cost	$—	$304	$318	$912
Expected return on plan assets	—	(308)	(335)	(915)
Amortization of net actuarial loss	—	57	9	169
Net periodic benefit cost	$—	$53	$(8)	$166

The Company made no contributions to its defined benefit plan during the three and nine months ended September 30, 2025, and $0.9 million and $1.1 million during the three and nine months ended September 30, 2024, respectively. The plan assets balance of $0.4 million as of December 31, 2024 is included in “Deferred charges and other assets” on the Condensed Consolidated Balance Sheets. On March 31, 2025, the pension plan was transferred to the purchaser of the Global Pump Solutions business, as discussed in Note 16.

12. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2021 forward remain open for examination by Federal authorities. Tax years from 2018 forward remain open for all significant state and foreign authorities.

As of September 30, 2025 and December 31, 2024, the liability for uncertain tax positions totaled approximately $1.4 million and $1.1 million, respectively, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Income.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of September 30, 2025 and December 31, 2024, the Company recorded deferred income taxes of approximately $1.3 million and $0.9 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax expense was $0.5 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and $23.6 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate for the three months ended September 30, 2025 was 21.1% compared with 38.7% for the three months ended September 30, 2024, and the effective income tax rate for the nine months ended September 30, 2025 was 32.8% compared with 21.8% for the nine months ended September 30, 2024. The effective income tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates.

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

On July 4, 2025, the legislation HR-1, known as One Big Beautiful Bill Act (the “Act”), was signed into law. The Act makes several changes to United States tax law, including the limitation on deductibility of interest expense, the capitalization of research expenditures, the allowance of immediate expensing of capital expenditures, and the taxation of foreign earnings. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company recorded the impact of the Act in the third quarter of 2025. When calculating the impact, the Company made the election to fully accelerate all domestic Section 174 Expensing into 2025. The Company has considered the change in interest expense limitation calculation but notes that the Company had sufficient interest expense capacity prior to the change due to the new legislation. Additionally, the Company has assumed an estimate for the assumption that 100% bonus depreciation is being taken on estimated capital expenditures for 2025.

13. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt and accounts payable, which approximate fair value at September 30, 2025 and December 31, 2024, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $222.4 million and $221.5 million at September 30, 2025 and December 31, 2024, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $32.8 million and $37.8 million, respectively, of which $25.4 million and $29.7 million, respectively, was held outside of the United States, principally in the Netherlands, United Kingdom, United Arab Emirates, and China.

14. Commitments and Contingencies

Asbestos cases

Beginning in 2002, the Company's subsidiary Met-Pro Technologies LLC (“Met-Pro”), relative to its former Dean Pump division, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. While the Company divested of its fluid handling business (also known as its Global Pump Solutions business) in the first quarter of 2025, as discussed in Note 16, the Company retained historical asbestos liabilities and the related legacy insurance policies. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold asbestos-containing products and engaged in other related actions which caused injuries (including mesothelioma and death) and loss to the plaintiffs. The Company’s insurers have hired attorneys who, together with the Company, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to identify or produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, the Company’s experience has been that the exposure levels are low and the Company’s position has been that its products were not a cause of death, injury or loss. The Company has been dismissed from a large number of these cases, with a small number of these dismissals resulting in immaterial settlements. The Company records accruals within "Accrued expenses" and "Other liabilities" on the Condensed Consolidated Balance Sheets for estimated losses associated with these settlements.

The Company also presently believes that none of the pending cases will have a material adverse impact upon the Company’s results of operations, liquidity or financial condition.

Other

The Company is also a party to routine contract and employment-related litigation matters, warranty claims and routine audits of state and local tax returns arising in the ordinary course of its business.

The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. The Company records accruals within "Accrued expenses" on the Condensed Consolidated Balance Sheets for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. The Company expenses legal costs as they are incurred.

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

During the three and nine months ended September 30, 2025, Profire accounted for $17.4 million and $48.7 million in revenue, respectively, and $0.2 million and $3.8 million in net income, respectively, in the Company's results.

Verantis Environmental Solutions Group

On December 17, 2024, the Company acquired 100% of the equity interests of Verantis for $69.2 million in cash, which was financed with a draw on the Company's revolving credit facility. Verantis is a global leader in engineering services and equipment systems and solutions for exhaust air treatment in a wide range of general industrial and high technology manufacturing processes. The business operates primarily from locations in Middleburg Heights, Ohio and Singapore, and is reported within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $8,661)	$18,910
Property and equipment	373
Intangible - finite life	22,070
Goodwill	54,966
Other assets	118
Total assets acquired	96,437
Current liabilities assumed	(17,624)
Deferred income tax liability	(8,716)
Other liabilities assumed	(928)
Net assets acquired	$69,169

The Company acquired technology, customer lists and tradename intangible assets valued at $2.4 million, $17.0 million and $2.6 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

WK Group

On October 2, 2024, the Company acquired 100% of the equity interests of WK Group for $6.8 million in cash, which was financed with a draw on the Company's revolving credit facility. As additional consideration in the acquisition of WK Group, the former owners of WK Group were also entitled to earn-out payments up to $27.5 million based upon specified financial results through September 30, 2025. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $6.3 million. During the second quarter of 2025, the Company recorded a fair value adjustment such that the earn-out liability within "Accrued expenses" on the Condensed Consolidated Balance Sheets reduced to zero as of June 30, 2025. The associated gain of $7.4 million, inclusive of $1.1 million of foreign currency adjustments, was recorded within "Other operating (income) expenses, net" on the Condensed Consolidated Statements of Income. No additional adjustments were necessary at the expiration of the earn-out period in the third quarter of 2025. WK Group designs and engineers a broad range of technical equipment and systems for exhaust and process air treatment, VOC abatement, energy recovery and surface treatment applications. The business operates primarily from locations in Germany and Singapore and is reported within the Industrial Processing Solutions segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $7,914)	$14,485
Property and equipment	853
Intangible - finite life	3,114
Goodwill	13,448
Other assets	441
Total assets acquired	32,341
Current liabilities assumed	(16,333)
Deferred income tax liability	(1,609)
Other liabilities assumed	(1,320)
Net assets acquired	$13,079

The Company acquired technology, customer lists and tradename intangible assets valued at $1.0 million, $1.2 million and $1.0 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

EnviroCare International LLC

On July 29, 2024, the Company acquired 100% of the equity interests of EnviroCare International LLC (“EnviroCare") for $16.7 million, including $15.7 million paid at closing, which was financed with a draw on the Company's revolving credit facility, and a seller promissory note of $1.7 million, which was repaid in the third quarter of 2025, partially offset by a working capital adjustment of $0.7 million. EnviroCare is a designer and provider of industrial exhaust air contamination treatment and control and evaporative gas conditioning systems, solutions and services across a wide range of industrial and municipal applications. The business operates primarily from American Canyon, California and is reported within the Industrial Processing Solutions segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of closing.

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

The acquisitions disclosed above, with the exception of EnviroCare, are subject to final adjustment, primarily for the valuation of intangible assets pending final valuation results for such assets and tax balances for the further assessment of the acquiree’s tax positions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition. The pro forma results have been prepared for informational purposes only and include adjustments to amortize acquired intangible assets with finite lives, depreciate acquired property, plant, and equipment, reflect additional interest expense on debt used to fund the acquisition, and record the income tax consequences of these pro forma adjustments.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net sales	$197,599	$174,654	$559,687	$515,276
Net income attributable to CECO Environmental Corp.	1,499	1,834	46,993	7,159
Earnings per share:
Basic	$0.04	$0.05	$1.33	$0.21
Diluted	$0.04	$0.05	$1.29	$0.20

These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

16. Divestiture

On March 31, 2025, the Company finalized the sale of its Global Pump Solutions business to a third party for a purchase price of $108.7 million, as adjusted for purchase adjustments. In the third quarter of 2025, the Company agreed to a working capital adjustment with the purchaser that reduced the amount to be released from escrow by $0.8 million, with a corresponding reduction in the previously recognized gain. The Company received cash proceeds of $107.9 million, inclusive of the purchase price, purchase price adjustments and $2.0 million released from escrow in the third quarter of 2025. The Company recognized a pre-tax gain on sale of business of $63.7 million. The Global Pump Solutions business consists of three niche leadership severe service industrial metallic, fiberglass and thermoplastic centrifugal pump brands: Dean, Fybroc and Sethco. The business primarily operates from locations in Indianapolis, Indiana and Telford, Pennsylvania, and was included within the Industrial Processing Solutions segment.

Amounts related to the transaction are as follows:

(in thousands)
Proceeds from sale of Global Pump Solutions business	$107,809
Less: Assets transferred
Accounts receivable, net	(4,230)
Inventories	(9,268)
Property and equipment	(5,247)
Goodwill	(26,838)
Intangible assets – finite life, net	(4,029)
Pension plan assets	(425)
Other assets	(120)
Less: Transaction costs	(616)
Plus: Liabilities transferred
Accounts payable	1,024
Accrued expenses	1,731
Other liabilities assumed	3,910
Gain on sale of Global Pump Solutions business	$63,701

17. Business Segment Information

The Company’s operations are organized as groups of similar products and services, and are presented in two reportable segments. The results of the segments, specifically income from operations as adjusted for intercompany profits, are reviewed quarterly by the chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, for the purposes of allocating resources, including personnel, capital, and financial resources, and assessing performance, including the monitoring of budget versus actual results. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

The Company’s reportable segments are as follows:

Engineered Systems: The Company's Engineered Systems segment serves the power generation, hydrocarbon transport and processing, water/wastewater treatment, oily water separation and treatment, marine and naval, and natural gas and natural gas liquids infrastructure, treatment and transport sectors. The Company seeks to address the global demand for contaminant removal and environmental protection solutions with its highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation and filtration, and dampers and expansion joints.

Industrial Process Solutions: The Company's Industrial Process Solutions segment serves the broad industrial sector with solutions for contamination control, exhaust air treatment, VOC abatement, process filtration and fluid handling in applications such as aluminum beverage can production, vehicle production, food and beverage processing, semiconductor fabrication, electronics production, steel and aluminum processing, engineered wood products manufacturing, chemical processing, general manufacturing and machining, coating and surface treatment, battery production and recycling, and wind and solar power components manufacturing end markets. The Company assists customers in maintaining clean and safe operations for employees, reducing energy consumption, minimizing waste for customers, and meeting regulatory standards for toxic emissions, fumes, volatile organic compounds, and odor elimination through its platforms including duct fabrication and installation, industrial air, and fluid handling.

The financial segment information is as follows for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
(in thousands)	Engineered Systems	Industrial Process Solutions	Engineered Systems	Industrial Process Solutions
Sales	$141,400	$56,860	$396,697	$172,378
Income from operations	25,034	4,237	68,968	88,997

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the three months ended September 30, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$143,692	$53,907	$197,599
Intra-segment sales	(2,463)	2,852	389
Inter-segment sales	171	101.0	272
Total segment sales	141,400	56,860	198,260
Reconciliation to sales
Elimination of intra- and inter-segment sales			661
Total consolidated sales			197,599
Reconciliation to income before income taxes
Direct cost of sales	90,352	35,698	126,050
Shop burden	4,003	2,957	6,960
Selling expense	7,813	3,080	10,893
Project engineering expense	4,183	2,843	7,026
General and administrative expense	7,513	2,428	9,941
Other segment items(1)	4,794	2,665	7,459
Income from operations	22,742	7,190	29,932
Stock-based compensation			3,273
Other corporate expenses(2)			16,598
Elimination of intra- and inter-segment activity			661
Interest expense			5,054
Other expense(3)			2,056
Total consolidated income before income taxes			2,290

(1) Includes amortization expenses, acquisition and integration expenses, and restructuring expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes foreign exchange (gain) loss.

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the nine months ended September 30, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$392,586	$167,102	$559,687
Intra-segment sales	3,753	5,175	8,928
Inter-segment sales	358	101.0	459
Total segment sales	396,697	172,378	569,074
Reconciliation to sales
Elimination of intra- and inter-segment sales			9,387
Total consolidated sales			559,687
Reconciliation to income before income taxes
Direct cost of sales	240,056	107,414	347,470
Shop burden	10,272	8,081	18,354
Selling expense	23,578	9,667	33,245
Project engineering expense	13,641	8,518	22,160
General and administrative expense	25,738	8,975	34,712
Gain on sale of Global Pump Solutions business	—	(63,701)	(63,701)
Other segment items(1)	10,332	(850)	9,482
Income from operations	73,079	94,273	167,352
Stock-based compensation			9,507
Other corporate expenses(2)			59,127
Elimination of intra- and inter-segment activity			9,387
Interest expense			16,169
Other expense(3)			1,196
Total consolidated income before income taxes			71,966

(1) Includes amortization expenses, acquisition and integration expenses, divestiture expenses, restructuring expenses, and asbestos litigation expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
(in thousands)	Engineered Systems	Industrial Process Solutions	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$1,649	$429	$2,855	$1,390
Depreciation and amortization(1)	5,333	1,814	9,432	6,002

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within other segment expense captions, such as shop burden or general and administrative expense.

The financial segment information is as follows for the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
(in thousands)	Engineered Systems	Industrial Process Solutions	Engineered Systems	Industrial Process Solutions
Sales	$98,527	$51,379	$293,186	$135,631
Income from operations	15,837	8,065	51,544	20,834

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the three months ended September 30, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$91,277	$44,236	$135,513
Intra-segment sales	6,952	6,918	13,870
Inter-segment sales	298	225	523
Total segment sales	98,527	51,379	149,906
Reconciliation to sales
Elimination of intra- and inter-segment sales			14,393
Total consolidated sales			135,513
Reconciliation to income before income taxes
Direct cost of sales	59,568	25,625	85,193
Shop burden	2,156	2,893	5,048
Selling expense	4,502	2,906	7,408
Project engineering expense	3,322	1,747	5,069
General and administrative expense	4,071	2,392	6,463
Other segment items(1)	1,822	607	2,429
Income from operations	23,086	15,209	38,295
Stock-based compensation			1,943
Other corporate expenses(2)			14,772
Elimination of intra- and inter-segment activity			14,393
Interest expense			2,648
Other expense(3)			398
Total consolidated income before income taxes			4,141

(1) Includes amortization expenses, and acquisition and integration expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

A reconciliation of total segment sales to total consolidated sales, as well as total segment income from operations to total consolidated income from operations and total consolidated net income is as follows for the nine months ended September 30, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Sales from external customers	$278,018	$121,349	$399,367
Intra-segment sales	14,587	13,893	28,480
Inter-segment sales	581	389	970
Total segment sales	293,186	135,631	428,817
Reconciliation to sales
Elimination of intra- and inter-segment sales			29,450
Total consolidated sales			399,367
Reconciliation to income before income taxes
Direct cost of sales	176,146	69,930	246,076
Shop burden	5,955	7,876	13,831
Selling expense	15,907	8,599	24,506
Project engineering expense	9,710	4,956	14,666
General and administrative expense	13,608	7,131	20,740
Other segment items(1)	5,172	2,022	7,194
Income from operations	66,687	35,117	101,804
Stock-based compensation			5,790
Other corporate expenses(2)			42,435
Elimination of intra- and inter-segment activity			29,450
Interest expense			9,315
Other expense(3)			2,589
Total consolidated income before income taxes			12,225

(1) Includes amortization expenses, acquisition and integration expenses, and asbestos litigation expenses.
(2) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(3) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
(in thousands)	Engineered Systems	Industrial Process Solutions	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$645	$690	$2,672	$1,725
Depreciation and amortization(1)	1,817	1,148	5,416	3,398

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within other segment expense captions, such as shop burden or general and administrative expense.

Geographic Information

Net sales by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$137,119	$91,399	$367,993	$259,637
United Kingdom	11,843	15,986	43,870	42,541
Netherlands	17,773	10,389	44,762	40,696
China	9,011	7,517	37,368	20,730
Other	21,853	10,222	65,694	35,763
Total net sales	$197,599	$135,513	$559,687	$399,367

The geographical area data for net sales is based upon the country location of the Company's business unit generating such sales.

Long-lived assets by geographic area are as follows:

(in thousands)	September 30, 2025	December 31, 2024
United States	$370,971	$332,162
United Kingdom	28,122	27,003
China	39,438	36,315
Other	57,873	33,248
Total long-lived assets	$496,404	$428,728

The geographical area data for long-lived assets is based upon physical location of such assets.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 reflect the consolidated operations of the Company and its subsidiaries.

CECO Environmental Corp. (“CECO,” “we,” “us,” "our," or the “Company”) is a leading environmentally focused, diversified industrial company, serving the broad landscape of industrial air, industrial water and energy transition markets globally providing innovative technology and application expertise through a collection of focused operating companies with niche leadership positions and well-established brands in fragmented markets with flexible business models and established supply chains. CECO helps companies grow their business with safe, clean, and more efficient solutions that help protect people, the environment and industrial equipment. CECO's solutions improve air and water quality, optimize emissions management, and increase the energy and process efficiency for highly engineered applications in power generation, midstream and downstream hydrocarbon processing and transport, chemical processing, electric vehicle production, polysilicon fabrication, semiconductor and electronics production, battery production and recycling, specialty metals, aluminum and steel production, beverage can manufacturing, and industrial and produced water and wastewater treatment, and a wide range of other industrial end markets.

Market Pressures

The senior management team monitors and manages the Company's ability to operate effectively as the result of market pressures. Against the current backdrop of a rapidly evolving global commercial environment, we believe we are comparatively well-positioned as we execute and manufacture a majority of our business in the same regions in which we sell, with our cost and revenue bases largely aligned as a result. Recently, international trade has been impacted by geopolitical tariff considerations. To mitigate potential tariff-related impacts, we have worked strategically with customers and suppliers to optimize terms and pricing, sourcing locations, and logistics routes and schedules. While we will continue to take a proactive approach on our efforts to mitigate the impacts of tariffs, our business and results could be adversely affected by further policy developments. Additionally, we are currently experiencing shortages of raw materials and inflationary pressures for certain materials and labor. We have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we will be able to continue to do so in the future. If we are unable to continue to mitigate the effects of these supply disruptions and/or inflationary pressures, our business, results and financial condition could be adversely affected.

Note Regarding Use of Non-GAAP Financial Measures

The Company's unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These GAAP financial statements include certain charges the Company believes are not indicative of its core ongoing operational performance.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2025	2024	2025	2024
Net sales	$197.6	$135.5	$559.7	$399.4
Cost of sales	133.0	90.2	365.8	259.9
Gross profit	$64.6	$45.3	$193.9	$139.5
Percent of sales	32.7%	33.4%	34.6%	34.9%
Selling and administrative expenses	47.0	34.3	149.4	105.7
Percent of sales	23.8%	25.3%	26.7%	26.5%
Amortization expenses	6.1	2.5	12.2	6.5
Acquisition and integration expenses	0.3	1.2	8.4	1.9
Loss (gain) on sale of Global Pump Solutions business	0.8	—	(63.7)	—
Other operating expense (income), net	1.0	0.1	(1.7)	1.3
Operating income	$9.4	$7.2	$89.3	$24.1
Operating margin	4.8%	5.3%	16.0%	6.0%
Other (income) expense, net	$2.0	$(0.4)	$1.2	$(2.5)
Interest expense	5.1	(2.6)	16.1	(9.3)
Income before income taxes	$2.3	$4.2	$72.0	$12.3
Income tax expense	0.5	1.6	23.6	2.7
Net income	$1.8	$2.6	$48.4	$9.6
Noncontrolling interest	0.3	(0.5)	1.4	(1.5)
Net income attributable to CECO Environmental Corp.	$1.5	$2.1	$47.0	$8.1

To compare operating performance between the three and nine months ended September 30, 2025 and 2024, the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) gain on the sale of the Global Pump Solutions business as discussed in Note 16, and (4) other non-recurring expenses, including fair value adjustment of earn-out liabilities from the acquisitions of WK Group, restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, asbestos litigation expenses relating to future settlement payments, and third party professional consulting fees associated with Enterprise Resource Planning system implementations.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2025	2024	2025	2024
Operating income as reported in accordance with GAAP	$9.4	$7.2	$89.3	$24.1
Operating margin in accordance with GAAP	4.8%	5.3%	16.0%	6.0%
Amortization expenses	6.1	2.5	12.2	6.5
Acquisition and integration expenses	0.3	1.2	8.4	1.9
Loss (gain) on sale of Global Pump Solutions business	0.8	—	(63.7)	—
Other operating expense (income), net	0.9	0.1	(1.7)	1.3
Non-GAAP operating income	$17.5	$11.0	$44.5	$33.8
Non-GAAP operating margin	8.9%	8.1%	8.0%	8.5%

Orders booked increased $70.6 million, or 44%, to $232.9 million during the three months ended September 30, 2025 compared with $162.3 million in the three months ended September 30, 2024, inclusive of organic growth of 33%, as defined as the change in orders excluding the impact of orders recorded in the twelve month period subsequent to acquisition dates and orders from the GPS business, which was divested in the first quarter of 2025. The orders increase is primarily attributable to the Company's energy and power businesses as well as international industrial water projects.

Orders booked increased $286.7 million, or 64%, to $735.0 million during the nine months ended September 30, 2025 compared with $448.3 million in the nine months ended September 30, 2024, inclusive of organic growth of 53%. The orders increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream and downstream markets have resulted in increased demand for emissions, separation, and acoustics products. Additionally, the Company has seen increased demand for its wet scrubbers and industrial fan technologies as well as international industrial water applications in produced water and wastewater.

Net sales for the three months ended September 30, 2025 increased $62.1 million, or 45.8%, to $197.6 million compared with $135.5 million for the three months ended September 30, 2024, inclusive of organic growth of 35%, as defined as the change in orders excluding the impact of orders recorded in the twelve month period subsequent to acquisition dates and orders from the GPS business, which was divested in the first quarter of 2025. The increase in organic revenue is driven by significant order intake in the preceding quarters which led to a record backlog position. The Company also executed on customer projects and progressed its respective projects per contractual commitments, without any materially significant delays observed. The remainder of the increase in net sales is attributable to the Company's recent acquisitions.

Net sales for the nine months ended September 30, 2025 increased $160.3 million, or 40.1%, to $559.7 million compared with $399.4 million for the nine months ended September 30, 2024, inclusive of organic growth of 24%. The increase in organic revenue is driven by significant order intake in the preceding quarters which led to a record backlog position. The Company was also able to recover from revenue project delays that adversely impacted the Company in prior periods driven by customer’s catching up to the project schedules. The remainder of the increase in net sales is attributable to the Company's recent acquisitions.

Gross profit increased $19.3 million, or 42.6%, to $64.6 million in the three months ended September 30, 2025 compared with $45.3 million in the three months ended September 30, 2024. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales slightly decreased to 32.7% in the three months ended September 30, 2025 compared with 33.4% in the three months ended September 30, 2024. This decrease is attributable to project mix within industrial solutions end markets.

Gross profit increased $54.4 million, or 39.0%, to $193.9 million in the nine months ended September 30, 2025 compared with $139.5 million in the nine months ended September 30, 2024. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales was flat at 34.6% in the nine months ended September 30, 2025 and 34.9% in the nine months ended September 30, 2024.

Selling and administrative expenses were $47.0 million for the three months ended September 30, 2025 compared with $34.3 million for the three months ended September 30, 2024. The increase is primarily attributable to increased headcount resources to support the Company’s growing pipeline of opportunities as well as additional capabilities to support backlog execution and functional support. Additionally, acquisitions during the current and prior year drove increased selling and administrative expense.

Selling and administrative expenses were $149.4 million for the nine months ended September 30, 2025 compared with $105.7 million for the nine months ended September 30, 2024. The increase is primarily attributable to increased headcount resources to support the Company’s growing pipeline of opportunities as well as additional capabilities to support backlog execution and functional support. Additionally, acquisitions during the current and prior year drove increased selling and administrative expense.

Amortization expense was $6.1 million for the three months ended September 30, 2025 compared with $2.2 million for the three months ended September 30, 2024. The increase in expense is attributable to increased intangible assets attributable to current and prior year acquisitions.

Amortization expense was $12.2 million for the nine months ended September 30, 2025 compared with $6.5 million for the nine months ended September 30, 2024. The increase in expense is attributable to increased intangible assets attributable to current and prior year acquisitions.

Operating income increased $2.2 million to $9.4 million for the three months ended September 30, 2025 compared with operating income of $7.2 million for the three months ended September 30, 2024. The increase in operating income is primarily attributable to the fair value adjustment to the earn-out liability associated with the acquisition of WK Group, as well as the increase in gross profit described above.

Operating income increased $65.2 million to $89.3 million for the nine months ended September 30, 2025 compared with operating income of $24.1 million for the nine months ended September 30, 2024. The increase in operating income is primarily attributable to the gain on the sale of the Global Pump Solutions business and fair value adjustment to the earn-out liability associated with the acquisition of WK Group, partially offset by the increase in selling and administrative expenses described above.

Non-GAAP operating income was $17.5 million for the three months ended September 30, 2025 compared with $11.0 million for the three months ended September 30, 2024. Non-GAAP operating income as a percentage of sales increased to 8.9% for the three months ended September 30, 2025 from 8.1% for the three months ended September 30, 2024.

Non-GAAP operating income was $44.5 million for the nine months ended September 30, 2025 compared with $33.8 million for the nine months ended September 30, 2024. Non-GAAP operating income as a percentage of sales was flat at 8% for the both the nine months ended September 30, 2025 and 2024.

Interest expense increased to $5.1 million in the three months ended September 30, 2025 compared with interest expense of $2.6 million for the three months ended September 30, 2024. The increase in interest expense is primarily due to increased debt balances.

Interest expense increased to $16.2 million in the nine months ended September 30, 2025 compared with interest expense of $9.3 million for the nine months ended September 30, 2024. The increase in interest expense is primarily due to increased debt balances.

Income tax expense was $0.5 million for the three months ended September 30, 2025 compared with income tax expense of $1.6 million for the three months ended September 30, 2024. Income tax expense was $23.6 million for the nine months ended September 30, 2025 compared with income tax expense of $2.7 million for the nine months ended September 30, 2024. The effective income tax rate for the three months ended September 30, 2025 was 21.1% compared with 38.7% for the three months ended September 30, 2024. The effective income tax rate for the nine months ended September 30, 2025 was 32.8% compared with 21.8% for the nine months ended September 30, 2024. The effective income tax rates for the three and nine months ended September 30, 2025 and September 30, 2024 differ from the United States federal statutory rate. Our effective tax rate is affected by other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Business Segments

The Company’s operations are organized as groups of similar products and services, and are presented in two reportable segments. The results of the segments are reviewed through “Income from operations” on the unaudited Condensed Consolidated Statements of Income.

Financial results by segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net Sales (less intra- and inter-segment sales)
Engineered Systems	$143,692	$91,277	$392,585	$278,018
Industrial Process Solutions	53,907	44,236	167,102	121,349
Total net sales	$197,599	$135,513	$559,687	$399,367

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Income from Operations
Engineered Systems	$25,034	$15,837	$68,968	$51,444
Industrial Process Solutions	4,237	8,065	88,997	20,834
Corporate and Other(1)	(19,871)	(16,715)	(68,634)	(48,149)
Total income from operations	$9,400	$7,187	$89,331	$24,129

(1) Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment orders booked increased $53.5 million, or 44%, to $175.5 million during the three months ended September 30, 2025 compared with $122.0 million in the three months ended September 30, 2024, inclusive of organic growth of 37%. The increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream and downstream markets have resulted in increased demand for emissions, and acoustics products. The

Company’s acquisition of Profire, a niche-leader specializing in the design and manufacture of burner-management systems and other combustion-management technologies, is another driver of increased orders.

Our Engineered Systems segment orders booked increased $239.9 million, or 74%, to $562.6 million during the nine months ended September 30, 2025 compared with $322.7 million in the nine months ended September 30, 2024, inclusive of organic growth of 73%. The increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream and downstream markets have resulted in increased demand for emissions, separation, and acoustics products. The Company’s acquisition of Profire also contributed to the increase in orders.

Our Engineered Systems segment net sales increased $52.4 million to $143.7 million for the three months ended September 30, 2025 compared with $91.3 million for the three months ended September 30, 2024, inclusive of organic growth of 47%. The increase is led by backlog execution on large scale power projects and inorganic sales growth attributable to Profire.

Our Engineered Systems segment net sales increased $114.6 million to $392.6 million for the nine months ended September 30, 2025 compared with $278.0 million for the nine months ended September 30, 2024, inclusive of organic growth of 33%. The increase is led by backlog execution on large scale power projects and inorganic sales growth attributable to Profire.

Operating income for the Engineered Systems segment increased $9.2 million to $25.0 million for the three months ended September 30, 2025 compared with $15.8 million for the three months ended September 30, 2024. The operating income increase is attributable to higher gross profit related to increased net sales, partially offset by an increase in selling and administrative expense.

Operating income for the Engineered Systems segment increased $17.6 million to $69.0 million for the nine months ended September 30, 2025 compared with $51.4 million for the nine months ended September 30, 2024. The operating income increase is attributable to higher gross profit related to increased net sales, partially offset by an increase in selling and administrative expense.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment orders booked increased $17.3 million, or 43%, to $57.4 million during the three months ended September 30, 2025 compared with $40.1 million in the three months ended September 30, 2024, inclusive of organic growth of 23%. The increase is primarily attributable to the Company’s most recent acquisitions in industrial air treatment applications and increase in demand for the Company's scrubber technologies.

Our Industrial Process Solutions segment orders booked increased $46.7 million, or 37%, to $172.3 million during the nine months ended September 30, 2025 compared with $125.6 million in the nine months ended September 30, 2024, inclusive of organic growth of 7%. The increase is primarily attributable to Company’s most recent acquisitions in industrial air treatment applications and increase in demand for the Company's scrubber technologies.

Our Industrial Process Solutions segment net sales increased $9.7 million to $53.9 million for the three months ended September 30, 2025 compared with $44.2 million for the three months ended September 30, 2024, inclusive of organic growth of 11%. The increase is primarily attributable to Company’s most recent acquisitions in industrial air treatment applications, partially offset by the loss of net sales due to the divestiture of the Global Pump Solutions business.

Our Industrial Process Solutions segment net sales increased $45.8 million to $167.1 million for the nine months ended September 30, 2025 compared with $121.3 million for the nine months ended September 30, 2024, inclusive of organic growth of 5%. The increase is primarily attributable to Company’s most recent acquisitions in industrial air treatment applications, partially offset by the loss of net sales due to the divestiture of the Global Pump Solutions business.

Operating income for the Industrial Process Solutions segment decreased $3.9 million to $4.2 million for the three months ended September 30, 2025 compared with $8.1 million for the three months ended September 30, 2024. The decrease is primarily attributable to the fair value adjustment to the earn-out liability associated with the acquisition of WK Group, as well as the increase in gross profit driven by the net sales increase described above.

Operating income for the Industrial Process Solutions segment increased $68.2 million to $89.0 million for the nine months ended September 30, 2025 compared with $20.8 million for the nine months ended September 30, 2024. The increase is primarily attributable to the gain on the sale of the Global Pump Solutions business and fair value adjustment to the earn-out liability associated with the acquisition of WK Group.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $719.6 million as of September 30, 2025, from $540.9 million as of December 31, 2024. Our customers may have the right to cancel a given order. Historically, cancellations have not been significant. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 30 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

When we undertake large jobs, our working capital objective is to make these projects self-funding. We work to achieve this by obtaining customer advanced payments, structuring our contracts with progress billing provisions, when possible, utilizing extended payment terms from material suppliers, and paying sub-contractors after payment from our customers, which is an industry practice. Our investment in working capital is funded by cash flows from operations and by our revolving line of credit under our Credit Facility (as defined below).

At September 30, 2025, the Company had working capital of $97.2 million, compared with $86.3 million at December 31, 2024. The ratio of current assets to current liabilities was 1.33 to 1.00 on September 30, 2025, as compared with a ratio of 1.35 to 1.00 on December 31, 2024.

At September 30, 2025 and December 31, 2024, cash and cash equivalents totaled $32.8 million and $37.8 million, respectively. As of September 30, 2025 and December 31, 2024, $25.4 million and $29.7 million, respectively, of our cash and cash equivalents were held by certain foreign subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$216,300	$214,200
Total outstanding borrowings under the Credit Facility	216,300	214,200
Outstanding borrowings under the joint venture term debt	6,060	7,297
Other borrowings	561	—
Unamortized debt discount	(2,013)	(2,617)
Total outstanding borrowings	220,908	218,880
Less: current portion	(1,928)	(1,650)
Total debt, less current portion	$218,980	$217,230

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of September 30, 2025 and December 31, 2024, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	September 30, 2025	December 31, 2024
Credit Facility, revolving loans	$400.0	$400.0
Draw down	(216.3)	(214.2)
Letters of credit open	(24.4)	(18.9)
Total unused credit availability	$159.3	$166.9
Amount available based on borrowing limitations	$109.1	$1.0

Overview of Cash Flows and Liquidity

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(4,100)	$23,000
Net cash provided by (used in) investing activities	1,520	(26,191)
Net cash used in financing activities	(2,834)	(14,518)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	86	1,187
Net decrease in cash, cash equivalents and restricted cash	$(5,328)	$(16,522)

Operating Activities

For the nine months ended September 30, 2025, $4.1 million of cash was used in operating activities compared with $23.0 million provided by operations in the prior year period, representing a decrease of $27.1 million. Cash flows from operating activities in the first nine months of 2025 had an unfavorable impact year-over-year primarily due to timing of project-related payments.

Investing Activities

For the nine months ended September 30, 2025, net cash provided by investing activities was $1.5 million compared with $26.2 million used in investing activities in the prior year period. For the nine months ended September 30, 2025, the Company received $107.8 million related to the sale of the Global Pump Solutions business as discussed in Note 16, offset by $97.6 million used in the acquisition of Profire as discussed in Note 15. In the prior year period, $26.2 million cash used in investing activities was primarily the result of the purchase of EnviroCare and acquisitions of property and equipment.

Financing Activities

For the nine months ended September 30, 2025, $2.8 million was used in financing activities compared with $14.5 million used in financing activities in the prior year period, for an increase of $11.7 million. The increase was driven by $5.0 million in common stock repurchases and $1.7 million of earn-out payments in the nine months ended September 30, 2024 that did not recur in the nine months ended September 30, 2025, as well as $5.1 million decrease in net debt repayments.

Critical Accounting Estimates

Management believes there have been no changes during the nine months ended September 30, 2025 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and include, but are not limited to:

•
the effect of recent acquisitions and the divestiture of our Fluid Handling Business (together, the “transactions”) on business relationships, operating results, and business generally, disruption of current plans and operations and potential difficulties in employee retention as a result of the transactions, diversion of management’s attention from ongoing business operations in connection with the integration of recent acquisitions, the amount of the costs, fees, expenses and other charges related to the transactions, the achievement of the anticipated benefits of transactions, our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas;
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
•
the impact of federal, state or local government regulations, including with respect to tax policy;
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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at September 30, 2025 was $222.4 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical

10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2025. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2025 is $1.6 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates, Germany, South Korea and Saudi Arabia. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction (gains) losses included in “Other expense, net” line of the Condensed Consolidated Statements of Income were $2.0 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.1 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended September 30, 2025:

Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	—	$—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program, which expired on April 30, 2025. See Note 9 to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Company's share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Equity award agreement between the Company and Peter K. Johansson, dated September 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 12, 2025).

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Kiril Kovachev
Kiril Kovachev
Chief Accounting Officer (principal accounting officer and duly authorized officer)

Date: October 28, 2025