Form 10-K
period 2025-12-31
CECO ENVIRONMENTAL CORP
filed 2026-03-02
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $832.7 million based upon the closing market price and shares of common stock outstanding as of June 28, 2025, the last business day of our most recently completed second fiscal quarter. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 18, 2026, the registrant had 35,665,813 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report to the extent described herein.

CECO Environmental Corp.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Part I — Item 1A. Risk Factors” of this Annual Report on Form 10-K and include, but are not limited to:

•
the effect of recent acquisitions and the divestiture of our fluid handling business (together, the “transactions”) on business relationships, operating results, and business generally, disruption of current plans and operations and potential difficulties in employee retention as a result of the transactions, diversion of management’s attention from on-going business operations in connection with the integration of recent acquisitions, the amount of the costs, fees, expenses and other charges related to the transactions, the achievement of the anticipated benefits of transactions, our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, as well as a number of factors related to our business, including the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas;
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
•
our ability to remediate our material weaknesses, or any other material weakness that we may identify in the future, that could result in material misstatements in our financial statements;

•
the risk that the proposed transaction with Thermon Group Holdings, Inc. (“Thermon”) may not be completed on the anticipated terms or timeline, or at all, including as a result of the failure to obtain required regulatory or stockholder approvals;
•
the risk that the announcement or pendency of the proposed transaction could disrupt our business, including our relationships with customers, suppliers and employees, and could divert management’s attention from ongoing business operations;
•
the risk that we may be unable to successfully integrate Thermon’s business or realize anticipated benefits, synergies or growth opportunities;
•
the risk that transaction-related costs and expenses may be greater than expected; and
•
the risk of litigation or regulatory proceedings arising in connection with the proposed transaction.

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

PART I

Item 1. Business

General

CECO Environmental Corp. (“CECO”, “we”, “us”, “our” or the “Company”) is a leading environmentally focused, diversified industrial company, serving the broad landscape of industrial air, industrial water and energy transition markets globally by providing innovative technology and application expertise. We help companies grow their businesses with safe, clean, and more efficient solutions that help protect people, the environment, and industrial equipment. Our solutions improve air and water quality, optimize emissions management, and increase the energy and process efficiency for highly engineered applications in power generation, midstream and downstream hydrocarbon processing and transport, chemical processing, electric vehicle production, polysilicon fabrication, semiconductor and electronics production, battery production and recycling, specialty metals, aluminum and steel production, beverage can manufacturing, industrial and produced water and wastewater treatment, and a wide range of other industrial end markets.

Our customers include some of the largest natural gas processors, transmission and distribution companies, refineries, power generators, industrial manufacturing, engineering and construction companies, semiconductor manufacturers, compressor manufacturers, beverage can manufacturers, metals and minerals, and electric vehicle producers in the world.

We believe our value differentiators include, but are not limited to, our product and solutions performance quality, reliability, durability, on-time delivery, and safety, all of which are underpinned by our core capabilities in advanced design and systems engineering, commercial excellence, and operational excellence. We believe these differentiators and core capabilities are critical to maintaining our competitive position. Additionally, we have built a spirit of continuous improvement to ensure we maintain our market leadership position.

With an installed base of operating systems and equipment in excess of $10 billion, we are targeting to grow a higher share of recurring revenue from aftermarket products and installed base value-added services, which we believe will provide greater customer retention and loyalty, and increased business resiliency.

Agreement and Plan of Merger with Thermon Group Holdings, Inc.

On February 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Longhorn Merger Sub, Inc. and Longhorn Merger Sub LLC, each a direct wholly owned subsidiary of the Company (together, the “Merger Subs”), and Thermon Group Holdings, Inc. (“Thermon”), pursuant to which CECO will acquire Thermon in a cash and stock transaction. The acquisition will be effected pursuant to a two-step merger transaction as contemplated by the Merger Agreement (the “Merger”). The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the Company’s stockholders and Thermon’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of a registration statement on Form S-4 to be filed by the Company, and other customary regulatory approvals and conditions.

We expect to fund any cash portion of the Merger Consideration and related transaction costs with available cash and borrowings under our existing and/or committed credit facilities. We expect to incur significant costs in connection with the transaction, including legal, accounting, financial advisory and other expenses, and additional costs may be incurred in connection with integration planning and execution. For a description of risks related to the proposed transaction, see “Part I—Item 1A. Risk Factors—Risks Related to the Proposed Transaction with Thermon Group Holdings, Inc.” and for additional details regarding the proposed transaction, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Industry Overview

We serve a growing multi-billion dollar global industrial market that is highly fragmented and comprised of many industrial sectors and niche applications. Our sectors include industrial wastewater treatment, industrial ventilation systems and contamination controls and filtration, semiconductor fabrication, electronics manufacturing, baseload and backup power generation, hydrocarbon processing, chemical processing, natural gas processing and transport, automobile production, polysilicon production, battery recycling, metals processing and production, produced water treatment, electric vehicle and battery production, desalination water transport, ultra-high purity water treatment for electrolysis and electronics production, naval/marine vessel oily water treatment, aluminum beverage can production, lightweight, high-strength metals production, and datacenter acoustics management.

We believe demand for our products and services will continue to be driven by the following factors:

•
Global focus on the environment: Increased demand for efficient solutions and reduced air and water emissions remains at the forefront of sustainable production. As our customers and end markets navigate this changing landscape, we are making production and power generation cleaner, more efficient, and flexible, and workplaces safer. Increasingly, society, along with government regulation, is calling for companies to commit to the preservation and protection of the environment. We believe that through our air and water quality and emissions control offerings, companies want to work with us to protect people and our planet from the harmful effects of industrial processes.
•
Increasingly stringent regulatory environment: The adoption of increasingly stringent environmental regulations globally requires businesses to pay strict attention to environmental protection and efficient production processes. The businesses and industries we serve must comply with these various international, federal, state, and local government regulations or potentially face substantial fines or be forced to suspend production or alter their production processes. Providing assistance in meeting or exceeding stringent environmental regulations are a principal factor that drives our business.
•
Favorable investment climate for net-zero technologies: Our businesses are positively impacted by capital expenditures on technologies to address climate change and improve environmental outcomes.
•
Emerging market industrialization: The rapid expansion of manufacturing in emerging economies, and the growing environmental focus in such emerging economies, increases the demand for our industrial air treatment and pollution controls for newly constructed and upgraded facilities. For investments in semiconductor and electronics production, sources of ultra-pure water are required as are emission controls and scrubbers. We expect that more rigorous regulations being introduced to protect the workforce, environment, and operating equipment will favorably impact demand for our products and solutions.
•
Developed market industrial re-shoring: The industries in which we operate have historically embraced a global supply chain which has provided certain advantages by offshoring select production and services. Today many companies are relocating their global supply chains to resume in-region. We believe the re-shoring of manufacturing operations is a driver of our business growth.
•
Expansion and renewal of infrastructure: There is a growing trend to better manage and reduce air and water emissions, which our products and solutions equipment will serve. Recent legislation, including the 2022 Creating Helpful Incentives to Produce Semiconductors (CHIPS) and Science Act, 2022 Inflation Reduction Act, and 2021 Infrastructure Investment and Jobs Act in the United States, as well as the 2020 European Green Deal, 2021 Fit for 55 package, and 2022 REPowerEU, have dedicated government funds to improving environmental outcomes. As industrial capital expenditures grow, corporations are seeking to make these investments while minimizing environmental impact. This spending serves as a driver of increased interest for our portfolio of products and solutions.
•
Water scarcity: There are increasing risks associated with water quality and water access around the globe. Protecting water resources is crucial for the health and resiliency of our communities, ecosystems, and customers. We expect that more rigorous regulations are being, and will continue to be, introduced to protect water as a natural resource. We are well positioned to deliver solutions to our customers to meet this growing need.
•
Increased demand for electrical power generation: An accelerating shift away from traditional fossil fuel powered electricity generation and transportation towards cleaner and sustainable forms of power generation and mass “electrification” of transportation is underway. Demand for cleaner burning natural gas, renewable natural gas, hydrogen and its derivatives, renewables including solar and wind, and a resurgence in interest in nuclear is growing. In addition, the planned retirements of the coal- and oil-fired plants require greater investments in natural gas-fired and renewables generation. Natural gas-fired power plants have lower initial capital requirements and are more flexible in terms of operations. The transition to hydrogen and other “green” fuels (such as HVOs, biogas, and green ammonia) are in their infancy but will be part of the energy transition over the next decade. Even though considered “green” fuels, power plants using these fuels will continue to require exhaust emissions control solutions that we provide, as will the production facilities and producers of the lightweight materials, batteries, and electronics required to build and operate the new vehicles being deployed.
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

•
Hydrocarbon processing: Hydrocarbon processing involves the production, refining, and processing of hydrocarbons and organic chemicals (petrochemicals) for use in a variety of downstream applications, such as gasoline, aviation fuel, fertilizers, lubricants, polymers, plastics, paints and coatings, and additives that keep industry and our economies operating. In response to increasing global demand for petrochemicals and refined products, companies are producing a wider range of intermediate and final products from new sources, upgrading and expanding existing facilities and process lines, and constructing new production and processing. These new and expanded facilities must comply with stricter environmental regulations, wastewater discharge, and emission controls requirements, and the adaptation of production processes will require new or modified catalyst recovery and regeneration systems, which we provide.

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

Mission and Strategy

Our mission is to help companies grow their business with safe, clean, and more efficient solutions that help protect their people, the environment, and their industrial equipment and facilities.

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

We constantly look for opportunities to apply our technology and expertise to new customers and in new geographies in our existing end markets, and to enter new end markets with our existing set of products and solutions. Acquisitions are a key part of our growth model and we are continuously seeking out value-added, accretive additions to the CECO portfolio aligned with our strategic focus in industrial air, industrial water, and the energy transition.

We intend to continue to expand our customer base and end markets and have continued to pursue potential attractive growth opportunities both domestically and internationally.

Business Segments

Our reportable segments continue to be focused on attractive end markets, and each segment is aligned to generate profitable growth for the Company with a compelling technology and solution set to benefit customers.

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

Competitive Strengths

Leading market position as a complete solution provider

We believe we are a leading provider of critical solutions in industrial air quality, industrial water treatment, and energy transition solutions. The multi-billion-dollar global market is highly fragmented with numerous small and regional contracting firms separately supplying engineering services, fabrication, installation, testing and monitoring, products and spare parts. We offer our customers a complete end-to-end solution, including engineering and project management services, procurement and fabrication, construction and installation, aftermarket support, and sale of consumables, which allows our customers to avoid dealing with multiple vendors when managing projects.

Long-standing experience and customer relationships in growing industry

We have serviced the needs of our target markets for over 50 years. Our extensive experience and expertise in providing diversified solutions enhances our overall customer relationships and provides us with a competitive advantage in our markets relative to other companies in the industry. We believe this is evidenced by our strong relationships with many world-class customers. We believe no single competitor has the resources to offer a similar portfolio of product, and service capabilities. We offer the depth of a large organization, while our lean organizational structure keeps us close to our customers and markets, allowing us to offer rapid and complete solutions in each unique situation.

Diversified equipment and solution portfolio and broad customer base

The global diversity of our offerings, footprint, and customer base provides us with multiple growth opportunities. We have a diversified customer base across a range of industries. We believe that the diversity of our customers, solutions, and end markets mitigates our risk of a potential fluctuation or downturn in demand from any individual industry or particular customer. We believe we have the resources and capabilities to meet the needs of our customers as they upgrade and expand domestically as well as into new international markets. Once systems have been installed and a relationship has been established with the customer, we are often awarded repetitive service and maintenance business as the customer's processes change and modifications or additions to its systems become necessary.

Experienced management and engineering team

Our management team has substantial experience in delivering highly-engineered solutions for industrial air quality, industrial water treatment, and energy transition applications. The collective experience of our teams enables us to pursue our strategy, and to successfully execute on our strategic and growth priorities. Our team includes approximately 520 engineers, designers, solution experts, and project managers whose industry experience and technical expertise enable them to have a deep understanding of the solutions that will best suit our customers' needs. The experience and stability of our senior management, operating and engineering teams have been crucial to our recent growth and to developing and maintaining customer relationships, and increasing our market position.

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

Disciplined acquisition program with successful integration

We believe that we have demonstrated an ability to successfully acquire and integrate companies with complementary product or service offerings. We will continue to seek and execute additional strategic acquisitions and focus on expanding our solution and product breadth and reach, as well as entering into adjacent customer segments and applications. We believe that the breadth and diversity of our products and services together with our ability to deliver full solutions to various end markets provides us with multiple sources of stable growth, relative scale benefits, and a competitive advantage relative to other players in the industry, and we will continue to reinforce this advantage.

Products and Services

We provide a wide range of engineered and configured products and solutions including dampers and diverters, expansion joints, selective catalytic reduction systems, severe-service and industrial cyclones, dust collectors, thermal oxidizers, filtration systems, wet and dry scrubbers, separators and coalescers, water treatment packages, metallic and non-metallic pumps, industrial silencers, and fluid handling equipment, and plant engineering services and engineered design build fabrication. Our products and solutions primarily compete on the basis of performance, track record, speed of delivery, quality, price, and customer service.

Project Design and Research and Development

Our strategy is to produce and supply differentiated, specialized, or configured products and solutions that are often tailored to the specifications of a customer or application. We start by understanding our customers’ needs, then by focusing our new product development efforts on those criteria that help protect our shared environment while improving a variety of operational outcomes including, but not limited to, facility uptime, production quality, employee safety, equipment protection, and process performance.

We continually collaborate with our customers on projects to ensure the proper solution and customer satisfaction. The project development cycle may follow many different paths depending on the specifics of the job and end market. The cycle can take from one to more than twelve months from concept and design to production but may vary significantly depending on developments that occur during the process, including among others, the emergence of new environmental demands, changes in design specifications, and ability to obtain necessary approvals.

Sales, Marketing, and Support

Our global commercial strategy is to provide a solutions-based approach for our customers, which may take on the role of single source provider of technology, products, and equipment for a particular project. When called upon, this strategy involves expanding our scope of supply by utilizing our portfolio of in-house technologies and those of third-party equipment suppliers, many of which have been long-standing partners evolved from pure supplier roles to value-added business partners. Where we identify a technology that is a critical element or commonly required for a solution, we will consider acquiring such technology to ensure we have the appropriate degree of strategic control. This enables us to leverage existing business with selective alliances of suppliers and application specific engineering expertise. Our value proposition to our customers is to provide competitively priced, customized solutions that leverage our vast project experience base and design library. Our industry-specific knowledge, accompanied by our product and service offerings, provides valuable benefits for our customers and synergies across our network of partners.

We sell and market our products and services with our own direct sales force in key regions including the United States, Netherlands, United Kingdom, Germany, Canada, United Arab Emirates, India, China, Republic of Korea, and Singapore. Our direct sales and business development teams will work in conjunction with outside sales representatives in the North America, South America, Europe, Middle East, Southeast and East Asia, and India regions, when appropriate. We expect to continue expanding our sales and support capabilities and our network of outside sales representatives in key regions domestically and internationally.

We market our offerings to our customers through a variety of channels including, but not limited to, digital, web, social media, email campaigns, individual customer visits, product announcements, brochures, magazine articles, advertisements, and cover or article features in trade journals and other publications. We also participate in public relations and promotional events, including industry tradeshows and technical conferences.

Our customer service organization and sales force provide our customers with technical assistance, use and maintenance information as well as other key information regarding their purchase. We also actively provide our customers with access to key information regarding changes and pending changes in environmental regulations as well as new product or service developments. We believe that maintaining a close relationship with our customers and providing them with the support they request improves their level of satisfaction and enables us to foresee their potential future product needs or service demands. Moreover, this approach can lead to sales of annual service and support contracts as well as consumables. Our website also provides our customers with online tools and technical resources.

Quality Assurance

For our offerings, quality is defined as system performance. We review with our customers, before the contract is signed, the technical specification and the efficiency of the equipment that will be customized to meet their specific needs. We then review these same parameters internally to assure that warranties will be met. Standard project management and production management tools are used to help ensure that all work is done to specification and that project schedules are met. Equipment is tested at the site to ensure it is functioning properly.

Customers

We are not dependent upon any single customer, and no customer contributed 10% or more of our consolidated revenues for the years ended December 31, 2025, 2024, or 2023.

Suppliers and Subcontractors

We purchase our raw materials and supplies from a variety of global sources. When possible, we directly secure iron and steel sheet and plate products from steel mills, whereas other materials are purchased from a variety of steel service centers. Steel prices have traditionally been volatile, but we typically mitigate the risk of higher prices by including a surcharge on our standard products and tracking major materials industry indices and projections. On contract work, we try to mitigate the risk of higher prices by including the current price in our estimate and generally include price inflation clauses for protection.

We continue to monitor developments in tariff policy and evaluate the potential impact on the purchase of raw materials and supplies as additional information becomes available. Tariff policy remains subject to uncertainty, and any actions taken in response will be based on our evaluation of available information at the time. We are also engaging with external trade policy advisors and assessing potential supply chain exposures.

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

While we believe we have good relationships with our suppliers and subcontractors, we could experience shortages of raw materials and additional inflationary pressures for certain materials and labor. Although we have secured raw materials from existing and alternate suppliers and have taken other actions to mitigate supply disruptions, we cannot guarantee that we can continue to do so in the future. In this event, our business, results, and financial condition could be affected.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog was $793.1 million as of December 31, 2025, as compared to $540.9 million as of December 31, 2024, an increase of $252.2 million or 46.6 percent. Backlog is adjusted on a quarterly basis for fluctuations in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 18 - 24 months, with a majority within 12 months. Backlog is not defined by United States generally accepted accounting principles ("GAAP") and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

Competition

The markets we serve are highly fragmented with numerous small and regional participants. We believe no single company competes with us across the full range of our solutions and products. Competition in the markets we serve is based on a number of considerations, including past performance, track record, customer approvals, lead times, technology, applications experience, know-how, reputation, product warranties, service, and price, as well as our being on the customer’s approved vendor list. Demand for our product can vary period over period depending on conditions in the markets we serve. We believe our product performance and quality, reliability, durability, on-time delivery, and safety supported by advanced engineering and operational excellence differentiate us from many of our competitors, including those competitors who often offer products at a lower price.

Due to the size and shipping weight of many of our projects, localized manufacturing/fabrication capabilities are important to our customers. As a result, competition varies widely by region and industry. The market for our engineered products is reasonably competitive and is characterized by technological stability, continuously evolving environmental regulations, and increasing customer requirements. We believe that the additional competitive factors in our markets include:

•
performance track record and reputation;
•
comprehensive portfolio of solutions;
•
brand recognition;
•
high design standard;
•
quality customer service and support; and
•
financial and operational stability.

We believe we compete favorably with respect to these factors.

Government Regulations

We believe our operations are in compliance with applicable environmental laws and regulations. We believe that changes in environmental laws and regulations create opportunities given the nature of our business.

Our business is subject to numerous evolving laws and regulations. While there are not currently regulations proposed or pending that we believe will result in material capital, operating, or other costs to the business at this time, such regulations could be proposed and/or passed into law in 2026 or beyond. Other regulations currently in place could be withdrawn and replaced with more stringent requirements in 2026 or beyond. New laws and regulations and the costs of compliance with such new laws and regulations can only be broadly appraised until their implementation becomes more defined through regulatory guidance and enforcement.

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secret laws, employee and third-party nondisclosure/confidentiality agreements, and license agreements to protect our intellectual property. We sell most of our products under a number of registered trade names, brand names, and registered trademarks, which we believe are widely recognized in the industry. While we hold patents within a number of our businesses, we do not view our patents to be material to our business.

Human Capital Management

We have employees located throughout the globe. CECO has approximately 1,540 employees across 10 countries. Of our United States employees, approximately 140 are unionized in our Tennessee, North Carolina, and Ohio facilities. Outside the United States, we enter into employment contracts and/or agreements in those countries where such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Our strong employee base, along with our uncompromising commitment to our values of customer first, accountability, relentless execution, respect, integrity and teamwork, provide the foundation of our Company’s success. Employee safety and managing the risks associated with our workplace, is of paramount importance to CECO. We believe that all injuries, occupational illnesses and incidents are preventable, and we are committed to operating with a zero-incident culture. Through our environmental, health and safety program we implement policies and training programs, as well as perform self-audits, to ensure our colleagues leave the workplace safely every day. To better understand employee safety at the site level, we have safety committees and safety scorecards to share best practices between sites. CECO’s foundational commitment to safety is demonstrated by our world-class recordable and loss time rates. We currently share scorecard information monthly with our team members to foster visibility, accountability, and commitment across our workplace, communicating and celebrating successful results across the enterprise. In addition to lagging indicators, such as injury performance, the scorecards highlight leading indicators such as safety observations and near-misses, as well as other proactive actions taken at each site to ensure worker safety. For the year ended December 31, 2025, CECO’s domestic Total Recordable Incident Rate (“TRIR”) was 1.98% as compared to our benchmark industry average TRIR of 2.68%.

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

We invest in programs and processes that develop our employees’ capabilities to ensure that we have the talent we need to execute our strategic business plans. Our Performance Management Program ensures that all leaders have clear priorities, and that their performance relative to these priorities is linked to their total rewards package. We administer an annual code of conduct training that includes, but is not limited to, the following subject matter areas: anti-corruption, anti-discrimination, anti-harassment, data privacy, appropriate use of company assets, protecting confidential information, and how to report code violations. Each employee takes this annual training and follow up communications are conducted to ensure completion of the course by all employees. We also monitor timely completion of our mandated sexual anti-harassment and workplace violence prevention training courses both domestically and internationally for impacted employees.

We believe our management team has the experience necessary to effectively execute our strategy. Our business leaders have significant industry experience and are supported by an experienced and talented management team that is dedicated to maintaining and expanding our position as a global leader in our markets. For discussion of the risks related to attracting and retention of management and executive employees, refer to “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Executive Officers of CECO

The following are the executive officers of the Company as of February 18, 2026. All officers serve for a one-year term or until their successors are elected and qualified.

Todd Gleason (55) has served as a director and Chief Executive Officer since July 2020 and is responsible for driving the Company’s strategic vision and aligning the organization for optimal value creation. Prior to joining the Company, Mr. Gleason most recently, from April 2015 to July 2020, served as President and Chief Executive Officer of Scientific Analytics Inc., a predictive analytic technologies and services company. Prior to that position, Mr. Gleason served from June 2007 to March 2015 in a number of senior officer and executive positions for Pentair plc, a water treatment company. During his tenure with Pentair, Mr. Gleason served as Senior Vice President and Corporate Officer from January 2013 to March 2015, President, Integration and Standardization from January 2010 to January 2013, and Vice President, Global Growth and Investor Relations from June 2007 to January 2010. Before joining Pentair, Mr. Gleason served as Vice President, Strategy and Investor Relations for American Standard Companies Inc. (later renamed to Trane Inc. prior to its acquisition by Ingersoll-Rand Company Limited), a global, diversified manufacturing company, and in a number of different roles (including as Chief Financial Officer, Honeywell Process Solutions) at Honeywell International Inc., a diversified technology and manufacturing company. Mr. Gleason holds Master of Science degrees in Management and Public Policy from Carnegie Mellon University and a Bachelors of Arts in International Studies and History from Wesleyan University. Mr. Gleason currently serves on the board of directors of NSF, whose stated mission is to protect human and planet health through their leading test and measurement, consulting, training and certification, and development of industry leading standards. Previously, Mr. Gleason served on the board of Faradyne, a strategic joint venture between Pentair and Xylem.

Peter Johansson (61) has served as SVP, Chief Financial Officer since August 2022. From April 2020 to August 2022, Mr. Johansson had been an independent strategy and business development consultant and joined CECO as a consultant in October 2021. From June 2014 through March 2020, he was EVP, Strategy, Corporate Development & Marketing for Accudyne Industries, LLC (“Accudyne”), where he was responsible for the formulation and execution of growth, value creation, business development, product line, and M&A strategies, and deployment of a product-line based operating model for an industry-leading portfolio of industrial air and gas compressors, broad pump solutions, rotary mixers, and valves. Prior to joining Accudyne, Mr. Johansson led the corporate, product-line, and M&A growth strategy and implementation of a differentiated business line operating model for IDEX Corporation. He has also held senior business, strategic business development, commercial, and engineering leadership roles with ITT Inc., Trane Technologies PLC, WABCO Holdings, Inc., and Honeywell International, Inc. and its predecessor AlliedSignal Inc. Mr. Johansson earned a Bachelor of Science degree in Mechanical Engineering from Southern Methodist University of Dallas, Texas. He received his Master of Science degree in Mechanical Engineering from California State University at Fullerton, and his MBA from UCLA’s Anderson Graduate School of Management.

Alyson Gregory Richter (47) has served as General Counsel and Corporate Secretary since January 2026. Ms. Richter has been with the Company since 2020, and has served in various roles of increasing responsibility, most recently as Associate Counsel and Director of Corporate Compliance. Prior to joining the Company, she served in various roles with Project Transformation North Texas and Alon USA Energy, Inc., as well as with the law firms of Taber Estes Thorne & Carr, Koons Fuller, and Vinson and Elkins. Ms. Richter received her Bachelor of Arts degree in Spanish from The University of Texas at Austin, and Juris Doctorate from The University of Texas School of Law.

Available Information

We use the Investor Relations section of our website, www.cecoenviro.com, as a channel for routine distribution of important information, including news releases, investor presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risk factors described below, together with the other information included in this Annual Report on Form 10-K, before you decide to invest in our securities. The risks described below are the material risks of which we are currently aware; however, they may not be the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations, and cash flows, and the trading price of your shares could decline, and you may lose all or part of your investment.

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

Contract revenue and total direct cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience and are only estimates. Variation of actual results from these assumptions, which are outside the control of management and can differ from our historical experience, could be material. To the extent that these adjustments result in an increase, a reduction or the elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.

Our inability to deliver our backlog on time could affect our future sales and profitability, and our relationships with our customers.

Our backlog was $793.1 million at December 31, 2025, and $540.9 million at December 31, 2024. Our ability to meet customer delivery schedules for our backlog is dependent on a number of factors including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, sufficient internal manufacturing plant capacity, available subcontractors, and appropriate planning and scheduling of manufacturing resources. Our failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and cause adverse changes in the market price of our common stock.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, resin, filtration media, and equipment such as fans and motors. Materials, wages, and subcontracting costs comprise the largest components of our total costs, and increases in the price of these items could materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation, steel and health care costs have risen steadily over the past few years and could represent an increasing burden for us. Although we try to contain these costs whenever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

Customers may cancel or delay projects for reasons beyond our control. Our orders normally contain cancellation provisions that permit us to recover our costs, and, for most contracts, a portion of our anticipated profit in the event a customer cancels an order. If a customer elects to cancel an order, we may not realize the full amount of revenues included in our backlog. If projects are delayed, the timing of our revenues could be affected, and projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. If we receive relatively large orders in any given quarter, fluctuations in the levels of our quarterly backlog can result because the backlog in that quarter may reach levels that may not be sustained in subsequent quarters. As a result, our backlog may not be indicative of our future revenues. With rare exceptions, we are not issued contracts until a customer is ready to start work on a project. Thus, it is our experience that the only relationship between the length of a project and the possibility that a project may be cancelled is simply the fact that there is more time involved. For example, in a year-long project as opposed to a three-month project, more time is available for the customer to experience a softening in its business, which may cause the customer to cancel a project.

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

An unsuccessful defense of a product liability or other claim could have an adverse effect on our financial condition, results of operations and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products.

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

Our products are generally sold under contracts that allow us to bill upon the completion of certain agreed-upon milestones or upon actual shipment of the product, and certain contracts include a retention provision. We attempt to negotiate progress-billing milestones on all large contracts to help us manage the working capital and credit risk associated with these large contracts. Consequently, shifts in the billing terms of the contracts in our backlog from period to period can increase our requirement for working capital and can increase our exposure to credit risk.

Currency fluctuations may reduce profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.

Given that approximately 34% of our 2025 revenues are outside the United States, we are subject to the impact of fluctuations in foreign currency exchange rates. Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs are realized in foreign currencies. Our sales and profitability are impacted by the movement of the U.S. dollar against foreign currencies in the countries in which we generate sales and conduct operations. Long-term fluctuations in relative currency values could have an adverse effect on our operations and financial conditions.

If our goodwill or indefinite lived intangibles become impaired, we may be required to recognize charges that would adversely impact our results of operations.

As of December 31, 2025, goodwill and indefinite lived intangibles were $297.9 million, or 33.3%, of our total assets. Goodwill and indefinite lived intangible assets are not amortized, but instead are subject to annual impairment evaluations, or more frequently if circumstances require. Major factors that influence our evaluations are estimates for future revenue and expenses associated with the specific intangible asset or the reporting unit in which the goodwill resides. This is the most sensitive of our estimates related to our evaluations. Other factors considered in our evaluations include assumptions as to the business climate, industry and economic conditions. These assumptions are subjective, and different estimates could have a significant impact on the results of our analyses. While management, based on current forecasts and outlooks, believes that the assumptions and estimates are reasonable, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. In particular, an economic downturn could have a material adverse impact on our customers thereby forcing them to reduce or curtail doing business with us and such a result may materially affect the amount of cash flow generated by our future operations. Any write-down of goodwill or intangible assets resulting from future periodic evaluations could adversely materially impact our results of operations.

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

Our subsidiary Met-Pro Technologies LLC (“Met-Pro”), relative to its former Dean Pump division, has been named in asbestos-related lawsuits filed against a large number of industrial companies including, in particular, those in the pump and fluid handling industries. While we divested of the fluid handling business (also known as the Global Pump Solutions business) in the first quarter of 2025, we retained historical asbestos liabilities and the related legacy insurance policies. In management’s opinion, the complaints typically have been vague, general and speculative, alleging that Met-Pro, along with the numerous other defendants, sold asbestos-containing products and engaged in other related actions which caused injuries (including mesothelioma and death) and loss to the plaintiffs. Our insurers have hired attorneys who, together with us, are vigorously defending these cases. Many cases have been dismissed after the plaintiff fails to identify or produce evidence of exposure to Met-Pro’s products. In those cases, where evidence has been produced, our experience has been that the exposure levels are low and our position has been that its products were not a cause of death, injury or loss. We have been dismissed from a large number of these cases, with a small number of these dismissals resulting in immaterial settlements. We also presently believe that none of the pending cases will have a material impact upon our results of operations, liquidity or financial condition.

See Note 12 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the asbestos-related litigation in which we are involved.

We have $214.2 million of indebtedness as of December 31, 2025, and incurrence of additional indebtedness could adversely affect our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and limit our growth.

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

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts on us could be a drop in demand for our products and services, particularly in oil and gas industries. In addition, we could face reductions in our creditworthiness or in the value of our assets securing loans. Our efforts to take these risks into account in making business decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Global climate change and related emphasis on environmental, social and governance ("ESG") matters by various stakeholders could negatively affect our business.

Customer, investor and employee expectations relating to ESG have been rapidly evolving. In addition, certain government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers, and an inability to attract and retain top talent. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.

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

Our future success depends upon the continued service of our executive officers and other key business leaders and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competition for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees. If we are unable to attract and retain qualified employees, our business may be harmed.

Work stoppages or similar difficulties could significantly disrupt our operations.

Approximately 250 of our approximately 1,540 employees are represented by international or independent labor unions under various union contracts, which, for our covered employees in the United States, are set to renegotiate collective bargaining agreements in the first half of 2026. It is possible that our workforce will become more unionized in the future. Although we consider our employee relations to generally be good, our existing labor agreements may not prevent a strike or work stoppage at one or more of our facilities, which may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

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

We are highly dependent on information systems that are increasingly operated by third parties and as a result we have a limited ability to ensure their continued operation. We rely on information technology systems, networks and infrastructure in managing our day-to-day operations. In the event of systems failure or interruption, whether caused by natural disasters, telecommunications outages, cyberattacks, criminal acts, or other cybersecurity incidents, we may have limited ability to control the timing and effectiveness of system restoration. Any resulting disruption to our operations could materially and adversely affect our business, financial condition, and results of operations.

In addition to risks posed by our direct third-party suppliers, we are exposed to fourth-party cybersecurity risks, which arise from the subcontractors and service providers engaged by those suppliers. These entities often have access to critical systems or sensitive data through interconnected supply chains, creating vulnerabilities beyond our immediate control. A security breach or operational failure at a fourth-party provider could compromise our data integrity, disrupt services, or lead to regulatory non-compliance, even if our direct suppliers maintain strong security practices. Because visibility and oversight of these extended relationships are limited, the likelihood of undetected vulnerabilities increases, amplifying potential financial, operational, and reputational impacts.

Artificial Intelligence integration by third-party suppliers could pose a risk to our systems, networks, and products.

Our reliance on third-party suppliers introduces additional risks as these suppliers increasingly incorporate artificial intelligence ("AI") technologies into their products and services. While AI tools may enhance functionality and efficiency, they can also create operational complexities and unforeseen limitations. These changes may affect suppliers’ ability to maintain consistent service levels, ensure reliability, and deliver the expected user experience. Furthermore, AI-driven processes may introduce new cybersecurity vulnerabilities, compliance challenges, and ethical considerations that could impact our business operations. Because we have limited control over how suppliers implement and manage AI technologies, any deficiencies or failures in these systems could result in service disruptions, data integrity issues, or reputational harm.

Increased information technology cybersecurity threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.

Increased global information technology cybersecurity threats and more sophisticated and targeted computer crime, including utilization of generative artificial intelligence, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks and products remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We have cybersecurity insurance related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damage and claims arising from such incidents may not be covered or exceed the amount of any insurance available or may result in increased cybersecurity and other insurance premiums. In response to an increased reliance on our information technology systems, we have taken proactive measures to strengthen our information technology systems, including completion of a National Institute of Standards and Technology assessment, upgraded security patches across all servers, development of best-in-class hack protection service, implementation of recurring company-wide security training and enablement of advanced security for our major information systems. Management provides the Audit Committee with regular cybersecurity program updates including cybersecurity posture, risk management activities, and emerging risk.

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

We operate and do business in many countries in addition to the United States. For the year ended December 31, 2025, approximately 34% of our total revenue was derived from products or services ultimately delivered or provided to end users outside the United States. As part of our operating strategy, we intend to expand our international operations through internal growth and selected acquisitions. Operations outside of the United States, particularly in emerging markets, are subject to a variety of risks that are different from or are in addition to the risks we face within the United States. Among others, these risks include local, economic, political, and social conditions, including potential hyperinflationary conditions and political instability in certain countries; tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us; imposition of limitations on the remittance of dividends and payments by foreign subsidiaries; difficulties in enforcing agreements and collecting receivables through certain foreign local systems; domestic and foreign customs, tariffs, and quotas or other trade barriers; risk of nationalization of private enterprises by foreign governments; managing and obtaining support and distribution channels for overseas operations; hiring and retaining qualified management personnel for our overseas operations; and the results of new trade agreements and changes in membership to international coalitions or unions.

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

The U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act of 2010 ("U.K. Bribery Act"), and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA, U.K. Bribery Act or other similar violations, either due to our own acts or due to the acts of others, we could be subject to civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and profits.

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

The stock market has experienced and may in the future experience volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2025, the price of our common stock on the NASDAQ ranged from $17.97 to $62.51 per share. We expect our common stock to continue to be subject to fluctuations. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the common stock price may include, among other things:

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

Risks Related to Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain adequate internal controls, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in each of our Annual Reports on Form 10-K a report containing our management's assessment of the effectiveness of our internal control over financial reporting and an attestation report of our independent auditor. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the engagement of consultants, the documentation of existing controls and the implementation of new controls or modification of existing controls as deemed appropriate.

We continue to devote substantial time and resources to the documentation and testing of our controls, and to plan for and the implementation of remedial efforts in those instances where remediation is indicated.

As disclosed in Item 9A. "Controls and Procedures" in this Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting related to various control deficiencies at the Verantis Environmental Solutions Group business that we acquired in December 2024, as well our assessment of completeness and accuracy of information used in the execution of controls relating to balance sheet reconciliations. The material weaknesses did not result in any misstatements to our consolidated financial statements; however, they could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

To address these material weaknesses, we have developed a remediation plan that includes updating control documentation, expanding education and training, and ensuring that controls are prepared and reviewed at the appropriate level of precision; hiring accounting and finance personnel with the requisite skills and expertise to perform control activities related to the financial close process and augmenting our internal resources by engaging external consultants with technical experience in accounting, financial reporting, and internal controls, until we add sufficient in-house skills to our staff; focusing on enhancing our information technology controls, specifically the assessment and integration of such controls at newly acquired entities; and developing an enhanced monitoring program to evaluate and assess whether controls are present and functioning in a timely manner and holding individuals accountable for their internal control responsibilities. As of December 31, 2025, these remediation efforts are ongoing.

The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

If we are unable to remediate these material weaknesses, or if we fail to develop and maintain adequate internal controls in the future, including remediating any material weaknesses or deficiencies in our internal controls, we could be subject to regulatory actions, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows. We believe that the out-of-pocket costs, the diversion of management's attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will continue to be significant.

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

Risks Related to the Proposed Transaction with Thermon Group Holdings, Inc.

The proposed transaction may not be completed on the anticipated timeline, or at all, which could adversely affect our business, financial condition, results of operations and the market price of our common stock.

On February 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Longhorn Merger Sub, Inc. and Longhorn Merger Sub LLC, each a direct wholly owned subsidiary of the Company (together, the “Merger Subs”), and Thermon Group Holdings, Inc. (“Thermon”), pursuant to which the parties agreed to effect a two-step merger transaction contemplated thereby (the “Merger”). Although we expect to complete the Merger in 2026, there can be no assurances as to the exact timing of the closing or that the Merger will be completed at all. The consummation of the Merger is subject to the satisfaction or waiver of a number of conditions contained in the related Merger Agreement, including, among others, approval by the Company’s and Thermon’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of a registration statement on Form S-4 to be filed by the Company, approval for listing on Nasdaq of the shares of Company common stock to be issued in the transaction, and other customary regulatory approvals and conditions. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the Merger uncertain. In addition, the Merger Agreement contains certain termination rights for both parties, which if exercised will also result in the Merger not being consummated. Any such termination or any failure to otherwise complete the Merger could result in various consequences, including, among others: our business being adversely impacted by the failure to pursue other beneficial opportunities due to the time and resources committed by our management to the Merger, without realizing any of the benefits of completing the Merger; incurring significant legal, accounting and other expenses relating to the Merger without realizing any of its anticipated benefits; the market price of our common stock being adversely impacted to the extent that the current market price reflects a market assumption that the Merger will be completed; and negative reactions from the financial markets and customers that may occur if the anticipated benefits of the Merger are not realized. Such consequences could have a material adverse effect on our business, financial condition, or results of operations.

The Merger Agreement restricts our ability to pursue alternative transactions and may require us to pay a termination fee under certain circumstances.

The Merger Agreement contains customary non-solicitation provisions that limit our ability to solicit or engage in discussions regarding alternative acquisition proposals, subject to certain fiduciary exceptions. If the Merger Agreement is terminated under certain specified circumstances, including in connection with a competing acquisition proposal, we may be required to pay a termination fee to Thermon. These provisions could discourage other potential strategic transactions that may be favorable to the Company and its stockholders.

Even if the Merger is completed, we may be unable to successfully integrate Thermon’s business or realize the anticipated benefits of the proposed transaction, which may have a material adverse effect on our business, financial condition or results of operations.

The success of the Merger depends in part on whether we can complete the integration of the Thermon assets that we have not previously operated into our existing business in an efficient and effective manner, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of the Merger. The integration process may result in the disruption of ongoing business and there could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. The integration may also require significant time and focus from management following the Merger that may disrupt our business and results of operations. Potential risks or difficulties include, among others:

•
complexities associated with integrating our existing systems, technologies and other workflows with new assets;
•
the inability to retain the services of key management and personnel;
•
the accuracy of our assessments of the assets acquired in the Merger;
•
establishing business relationships with new third party contractors and other service providers with whom we have no prior experience; and
•
potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees, and other constituencies. We may fail to realize the anticipated benefits expected from the Merger. The success of the Merger will depend, in significant part, on our ability to successfully complete the integration of the acquired assets, grow the revenue, and realize the anticipated strategic benefits from the Merger. The anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. Actual operating, technological, strategic, and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to realize the anticipated benefits expected from the Merger within the anticipated timing or at all, our business and operating results may be adversely affected.

The issuance of shares of the Company’s common stock in connection with the merger will dilute existing stockholders and may adversely affect the market price of our common stock.

In connection with the Merger, we expect to issue a substantial number of shares of our common stock to the stockholders of Thermon, the actual number of which will be determined at closing based on the number of shares and equity awards of Thermon outstanding at that time and subject to proration and election procedures set forth in the Merger Agreement. The issuance of these additional shares will dilute the ownership interest of the Company’s existing stockholders and may dilute earnings per share. Any such dilution, or any delay in achieving accretion to earnings per share, could cause the market price of our common stock to decline or increase at a reduced rate.

We have incurred additional costs in connection with the Merger, which will continue during 2026.

We have incurred and expect to incur significant costs in connection with the Merger, including legal, accounting, financial advisory and other expenses, and we may incur additional costs in connection with integration. Although we expect that the elimination of any duplicative costs, as well as the realization of expected benefits related to the integration of the Thermon assets, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all. We also expect to fund any cash portion of the Merger Consideration and related transaction costs with available cash and borrowings under our existing credit facilities, which may increase our indebtedness and reduce financial flexibility

Securities class action and derivative lawsuits may be brought against us in connection with the Merger, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

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

Risk Management and Strategy

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. Additionally, the Company maintains processes to evaluate and oversee cybersecurity risks associated with the use of third-party service providers, including risk assessments conducted as part of our vendor management program. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity program as necessary based on the information provided by these assessments, audits, and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, and third-party and independent reviews. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with the Company's Head of IT and Digital Strategy (the "Head of IT").

The Company has a team of cybersecurity professionals reporting to the Head of IT, the head of the Company’s cybersecurity team, dedicated to managing threats and incidents in real time and the reporting of any such incidents. The Head of IT reports to the Chief Financial Officer. Through regular and ongoing communications, the Head of IT and the Executive Leadership Team, which includes our Chief Executive Officer, Chief Financial Officer, and General Counsel, manage the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and escalate any such threats and incidents to the Audit Committee when appropriate.

The Head of IT has served in various leadership roles in information technology for over 25 years. The Head of IT holds undergraduate and graduate degrees in engineering.

Cybersecurity threats, including those as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For more information on our cybersecurity related risks, refer to "Part I, Item 1A. Risk Factors" of this Annual Report on Form 10-K.

Item 2. Properties

The Company has 51 principal operating facilities across 13 states and 10 countries. The Company’s executive offices are located in Addison, Texas. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended to conduct business. Our current capacity, with limited capital additions, is expected to be sufficient to meet production requirements for the near future. It is anticipated that most leases coming due in the near future will be renewed at expiration. The property we own is subject to collateral mortgages to secure the amounts owed under the Credit Facility. Information on the number and location of principal operating facilities by segment was as follows as of December 31, 2025:

			Location of Facilities
Segment	Owned	Leased	States	Countries
Engineered Systems Segment	4	27	Arizona, California, Colorado, Connecticut, Florida, New York, Ohio, Oklahoma, Pennsylvania, Texas, Utah	Canada, China, India, Netherlands, Republic of Korea, United Arab Emirates, United Kingdom, United States
Industrial Process Solutions Segment	—	18	California, Michigan, New York, North Carolina, Ohio, Tennessee	Germany, Singapore, United Kingdom, United States
Corporate	—	2	Ohio, Texas	United States
	4	47

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

Performance Graph

The following graph sets forth the cumulative total return to CECO’s stockholders during the five years ended December 31, 2025, as well as the following indices: Russell 2000 Index, Standard and Poor’s (“S&P”) 600 Small Cap Industrial Machinery Index, and S&P 500 Index. The following graph assumes $100 was invested on December 31, 2020, including the reinvestment of dividends, in each category.

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

Holders

The approximate number of registered stockholders of record of our common stock as of February 18, 2026 was 230, although there is a larger number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of our equity securities for the quarter ended December 31, 2025.

Issuer's Purchases of Equity Securities
Period (amounts in thousands, except per share data)	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	—	—	—	—
December 1, 2025 - December 31, 2025	—	—	—	—
Total	—	$—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program as described within Note 9 to the Consolidated Financial Statements. The program expired on April 30, 2025.

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

Overview

Business Overview

CECO is an environmentally focused, diversified industrial company, serving the broad landscape of industrial air, industrial water and energy transition markets globally by providing innovative technology and application expertise. We help companies grow their business with safe, clean, and more efficient solutions that help protect people, the environment and industrial equipment. Our solutions improve air and water quality, optimize emissions management, and increase the energy and process efficiency for highly engineered applications in power generation, midstream and downstream hydrocarbon processing and transport, chemical processing, electric vehicle production, polysilicon fabrication, semiconductor and electronics production, battery production and recycling, specialty metals, aluminum and steel production, beverage can manufacturing, and industrial and produced water and wastewater treatment, and a wide range of other industrial end markets.

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

With a shift to cleaner, more environmentally responsible power generation, power providers and industrial power consumers are building new facilities that use cleaner fuels. In developed markets, natural gas is the largest source of electricity generation. We supply product offerings throughout the entire natural gas value chain and believe expansion will drive growth within our Engineered Systems segment for our gas separation & filtration, pressure products, acoustical equipment , water treatment solutions and DeNOx selective catalytic reduction ("SCR") systems for natural-gas-fired power plants. Increases in global natural gas, installed miles of new pipeline, including future CO2 and hydrogen pipelines, and liquified natural gas demand and supply all stand to drive the need for our products.

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

Market Pressures

The senior management team monitors and manages the Company's ability to operate effectively as the result of market pressures. Against the current backdrop of a rapidly evolving global commercial environment, we believe we are comparatively well-positioned as we execute and manufacture a majority of our business in the same regions in which we sell, with our cost and revenue bases largely aligned as a result. Recently, international trade has been impacted by geopolitical tariff considerations. To mitigate potential tariff-related impacts, we have worked strategically with customers and suppliers to optimize terms and pricing, sourcing locations, and logistics routes and schedules. While we will continue to take a proactive approach on our efforts to mitigate the impacts of tariffs, our business and results could be adversely affected by further policy developments. We could experience shortages of raw materials and additional inflationary pressures for certain materials and labor. We have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we will be able to continue to do so in the future. If we are unable to continue to mitigate the effects of these supply disruptions and/or inflationary pressures, our business, results and financial condition could be affected.

Recent Developments

Proposed Transaction with Thermon Group Holdings, Inc.

On February 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Longhorn Merger Sub, Inc. and Longhorn Merger Sub LLC, each a direct wholly owned subsidiary of the Company (together, the “Merger Subs”), and Thermon Group Holdings, Inc. (“Thermon”), pursuant to which CECO will acquire Thermon in a cash and stock transaction. The acquisition will be effected pursuant to a two-step merger transaction as contemplated by the Merger Agreement (the “Merger”). The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the Company’s stockholders and Thermon’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of a registration statement on Form S-4 to be filed by the Company, and other customary regulatory approvals and conditions.

We expect to fund any cash portion of the Merger Consideration and related transaction costs with available cash and borrowings under our existing and/or committed credit facilities. We expect to incur significant costs in connection with the transaction, including legal, accounting, financial advisory and other expenses, and additional costs may be incurred in connection with integration planning and execution. For a description of risks related to the proposed transaction, see "Part I—Item 1A. Risk Factors—Risks Related to the Proposed Transaction with Thermon Group Holdings, Inc." and for additional details regarding the proposed transaction, see Note 17 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Within our segments, we have monthly business reviews to ensure we are serving customers, achieving our operating plan, and executing on strategic growth initiatives. These reviews include, but are not limited to pipeline reviews, quotation reviews, project management reviews, financial performance, manufacturing scorecards, safety, and customer feedback. In these reviews we focus on metrics such as quality, customer satisfaction, on-time-delivery, lead-times, price, inflation, project margins, backlog, and above all, safety.

In support of the segments, centralized teams provide back-office functions for scale, efficiency, and compliance. These key functions include: accounting, treasury, tax, payroll, human resources and total rewards management, legal, information technology, marketing, and internal control over financial reporting. We have excellent collaboration between our segments and our centralized service teams ensuring optimal efficiency and alignment on growth and improvement initiatives.

Our reportable segments are:

•
Engineered Systems segment: Our Engineered Systems segment serves the power generation, hydrocarbon transport and processing, water/wastewater treatment, oily water separation and treatment, marine and naval, and natural gas and natural gas liquids infrastructure, treatment and transport sectors. We seek to address the global demand for contaminant removal and environmental protection solutions with its highly engineered platforms including emissions management, fluid bed cyclones, thermal acoustics, separation and filtration, and dampers and expansion joints.
•
Industrial Process Solutions segment: Our Industrial Process Solutions segment serves the broad industrial sector with solutions for contamination control, exhaust air treatment, VOC abatement, process filtration and fluid handling in applications such as aluminum beverage can production, vehicle production, food and beverage processing, semiconductor fabrication, electronics production, steel and aluminum processing, engineered wood products manufacturing, chemical processing, general manufacturing and machining, coating and surface treatment, battery production and recycling, and wind and solar power components manufacturing end markets. We assist our customers in maintaining clean and safe operations for employees, reducing energy consumption, minimizing waste for customers, and meeting regulatory standards for toxic emissions, fumes, volatile organic compounds, and odor elimination through its platforms including duct fabrication and installation, industrial air, and fluid handling.

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

We break down costs of sales into five categories, as follows:

•
Subcontracts: Electrical work, concrete work, subcomponents and other subcontracts necessary to produce our products;
•
Labor: Our direct labor both in the shop and in the field;
•
Material: Raw materials that we buy to build our products, fans, motors, control panels and other equipment necessary for turnkey systems; and
•
Factory overhead: Costs of facilities and supervision wages necessary to produce our products.

In general, subcontracts are the highest percentage of costs and also the most flexible followed by labor, material, and equipment. Due to the project nature and global orientation of several of our platforms, leveraging subcontract fabrication partners close to our customers increases our ability to meet customer delivery expectations at market competitive pricing. In periods where orders are infrequent, we do not have to maintain the fixed cost of a manufacturing plant. Across our various product lines, the relative relationships of these cost categories change and cause variations in gross margin percentage. Material and labor costs can increase quickly, which also reduces gross margin percentage. As material cost inflation occurs, we seek to pass this cost onto our customers as price increases.

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

As a result, the Company provides financial information in this MD&A that was not prepared in accordance with GAAP and should not be considered as an alternative to the information prepared in accordance with GAAP. We believe these non-GAAP measures are useful to investors and management in evaluating the Company's ongoing financial performance, and the Company believes they provide greater transparency to investors as supplemental information to its GAAP results.

The Company has provided the non-GAAP financial measures including non-GAAP operating income, non-GAAP operating margin, and non-GAAP net income as a result of adjustments for items that the Company believes are not indicative of its ongoing operations. These items include charges associated with the Company’s acquisitions, divestiture, and the items described below in “Consolidated Results.” The Company believes that these items are not necessarily indicative of the Company’s ongoing operations and their exclusion provides individuals with additional information to better compare the Company's results over multiple periods. The Company utilizes this information to evaluate its ongoing financial performance. The Company has incurred substantial expense and income associated with acquisitions. While the Company cannot predict the exact timing or amounts of such charges, it does expect to treat the financial impact of these transactions as special items in its future presentation of non-GAAP results.

Results of Operations

Consolidated Results

Our consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year ended December 31,
(in millions)	2025	2024	2023
Net sales	$774.4	$557.9	$544.8
Cost of goods sold	505.2	361.8	373.8
Gross profit	$269.2	$196.1	$171.0
Percent of sales	34.8%	35.1%	31.4%
Selling and administrative expenses	$200.8	$146.7	$122.9
Percent of sales	25.9%	26.3%	22.6%
Amortization expenses	$16.1	$8.7	$7.4
Acquisition and integration expenses	9.5	4.2	2.5
Gain on sale of Global Pump Solutions business	(63.7)	—	—
Other operating expense	0.6	1.0	3.6
Operating income	$105.9	$35.5	$34.6
Percent of sales	13.7%	6.3%	6.4%
Other expense (income)	$2.1	$4.7	$(0.4)
Interest expense	20.9	13.0	13.4
Income before income taxes	$82.9	$17.7	$21.5
Income tax expense	29.7	3.3	7.0
Net income	$53.2	$14.4	$14.5
Noncontrolling interest	3.1	1.5	1.6
Net income attributable to CECO Environmental Corp.	$50.1	$13.0	$12.9

Non-GAAP Measures

To compare operating performance between the years ended December 31, 2025, 2024 and 2023 the Company has adjusted GAAP operating income to exclude (1) amortization of intangible assets, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) gain on the sale of the Global Pump Solutions business, and (4) other non-recurring expenses, including fair value adjustment of earn-out liabilities from the acquisitions of WK Group, restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, asbestos litigation expenses relating to future settlement payments, and third party professional consulting fees associated with Enterprise Resource Planning system implementations. See “Note Regarding Use of Non-GAAP Financial Measures” above. The following tables present the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin, and GAAP net income to non-GAAP net income.

	Year ended December 31,
(in millions)	2025	2024	2023
Operating income as reported in accordance with GAAP	$105.9	$35.5	$34.6
Operating margin in accordance with GAAP	13.7%	6.3%	6.4%
Amortization expenses	16.1	8.7	7.4
Acquisition and integration expenses	9.5	4.2	2.5
Gain on sale of Global Pump Solutions business	(63.7)	—	—
Other operating expense	0.6	1.0	3.6
Non-GAAP operating income	$68.4	$49.4	$48.1
Non-GAAP operating margin	8.8%	8.9%	8.8%

	Year ended December 31,
(in millions)	2025	2024	2023
Net income as reported in accordance with GAAP	$50.1	$13.0	$12.9
Net income as a percentage of sales	6.5%	2.3%	2.4%
Amortization expenses	$16.1	$8.7	$7.4
Acquisition and integration expenses	9.5	4.2	2.5
Gain on sale of Global Pump Solutions business	(63.7)	—	—
Other operating expense	0.6	1.0	3.6
Foreign currency remeasurement	2.3	4.3	(1.0)
Tax expense (benefit) of adjustments	17.7	(4.6)	1.2
Non-GAAP net income	$32.6	$26.7	$26.6
Non-GAAP net income as a percentage of sales	4.2%	4.8%	4.9%

Comparison of the years ended December 31, 2025 and 2024

Consolidated net sales in 2025 were $774.4 million compared with $557.9 million in 2024, an increase of $216.5 million or 38.8%. The increase was primarily driven by the Company’s Engineered Systems segment. Within Engineered Systems, net sales increased across all product families with notable growth in filter separators, coalescers, and combustion and SCR systems. Approximately $129.4 million of net sales is attributable to acquisitions that occurred during the preceding twelve-month period.

Gross profit increased by $73.1 million, or 37.3%, to $269.2 million in 2025 compared with $196.1 million in 2024. The increase in gross profit was attributable to the volume growth described above. Gross profit as a percentage of sales decreased to 34.8% in 2025 compared with 35.1% in 2024. The decrease in gross profit as a percentage of sales was driven by subcontractor and materials cost, partially offset by the Company's ability to leverage volume expansion to reduce internal labor and overhead costs in relation to sales.

Selling and administrative expenses were $200.7 million in 2025 compared with $146.7 million in 2024, an increase of $54.0 million, or 36.8%. The increase is primarily attributed to higher headcount to support the Company’s growth and strategic initiatives. The increase in cost was primarily realized through salaries and wages, benefits, stock compensation, incentive payments, and commissions. Approximately 49% of the increase relates to incremental selling and administrative expense incurred at the businesses acquired in 2024 and 2025.

Amortization expenses were $16.1 million in 2025 and $8.7 million in 2024, an increase of $7.4 million, or 85.1%. The increase in expense is attributable to an increase in definite lived asset amortization due to recent acquisitions.

Acquisitions and integration expenses related to various merger and acquisition diligence activities, which include legal, accounting and banking expenses, were $9.5 million in 2025, as compared with $4.2 million in 2024, an increase of $5.3 million, or 126.2%. The increase is due to the timing and volume of acquisition activity. See Note 14 to the Consolidated Financial Statements for further discussion on recent acquisitions.

Other operating expense for the year ended December 31, 2025 was $0.6 million in 2025, a decrease of $0.4 million, or 40%, compared with $1.0 million in 2024. The change was driven by $2.1 million related to the transfer of the pension plan as part of the sale of the Global Pump Solutions business, an increase in executive transition expenses of $1.3 million and an increase in asbestos-related litigation expenses of $1.1 million, related to expected future settlement payments, offset by $(6.6) million related to the fair value adjustment to the WK Group earnout in 2025. Executive transition expenses in 2025 related to severance, executive search fees, and other costs associated with executive officer transitions.

Operating income for 2025 was $105.9 million, an increase of $70.4 million from $35.5 million in 2024. Operating income as a percentage of sales for 2025 was 13.7% compared with 6.3% for 2024. The increase was primarily attributable to higher gross profit, partially offset by higher selling and administrative expenses and acquisition and integration expenses, as well as the gain on the sale of the Company’s GPS business.

Non-GAAP operating income was $68.4 million in 2025, an increase of $19.1 million from $49.4 million in 2024. The increase in non-GAAP operating income is primarily attributable to the increase in gross profit, partially offset by higher selling and administrative costs. Non-GAAP operating income as a percentage of sales was 8.8% for 2025 compared with 8.8% for 2024.

Other income for 2025 was $2.1 million compared to other expense of $4.7 million in 2024, a decrease of $2.6 million. The decrease in other income (expense) was primarily attributable to net foreign currency transaction losses in the current year based on changes in exchange rates at our foreign subsidiaries.

Interest expense was $20.9 million in 2025 compared to $13.0 million in 2024, an increase of $7.9 million, or 60.8%. The increase in interest expense is primarily due to a higher average outstanding debt balance throughout 2025.

Income tax expense was $29.7 million in 2025 compared to $3.3 million in 2024, an increase of $26.4 million, or 800.0%. The effective tax rate for 2025 was 35.9% compared with 18.5% in 2024. Income tax expense and the effective tax rate for 2025 were affected by the sale of the Global Pump Solutions business, changes in valuation allowances, and the net impact of global intangible low-taxed income and foreign-derived intangible income, as well as certain permanent differences including state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Orders booked were $1,064.3 million in 2025 compared with $667.3 million in 2024, an increase of $397.0 million, or 59.5%. Of this $397.0 million increase, $267.2 million represents organic growth, as defined as the change in orders excluding the impact of orders recorded in the twelve month period subsequent to acquisition dates and orders from the GPS business, while $129.8 million of orders were attributable to acquisitions that occurred during the preceding twelve-month period. The Engineered Systems segment drove the majority of the year-over-year growth as nearly all product families realized higher bookings than in the prior period. Higher bookings in emissions management and thermal acoustics were driven by market demand to support the ongoing energy super-cycle in the United States. The company’s largest booking occurred in the fourth quarter of 2025, which exceeded $135 million; this order is for a comprehensive emissions management solution to support a large-scale Texas-based natural gas power generation facility. Additionally, filtration and water treatment packages bookings were higher year-over-year, notably in international markets.

Comparison of the years ended December 31, 2024 and 2023

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, which information is incorporated by reference herein.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and end markets that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through segment profit, which represents income from operations as adjusted for certain items.

Net sales by segment for the years ended December 31 were as follows:

(in thousands)	2025	2024	2023
Engineered Systems Segment	$544,298	$384,025	$380,108
Industrial Process Solutions Segment	230,083	173,908	164,737
Total net sales	$774,381	$557,933	$544,845

Segment profit by segment for the years ended December 31 were as follows:

(in thousands)	2025	2024	2023
Engineered Systems segment	$111,834	$79,137	$65,625
Industrial Process Solutions segment	101,140	32,323	25,306
Segment profit	$212,974	$111,460	$90,931

Comparison of the years ended December 31, 2025 and 2024

Engineered Systems segment

Our Engineered Systems segment net sales increased $160.3 million to $544.3 million in 2025 compared with $384.0 million in 2024, an increase of 41.7%. The increase in net sales year-over-year was seen in all product families with notable growth in filter separators, coalescers, and combustion and SCR systems. Approximately $62.7 million of net sales in 2025 is attributable to acquisitions that occurred during the preceding twelve-month period.

Segment profit for the Engineered Systems segment increased $32.7 million to $111.8 million in 2025 compared with $79.1 million in 2024, an increase of 41.3%. The increase in operating income is primarily attributable to higher gross profit margin, driven by sales volume as described above.

Our Engineered Systems segment orders booked increased $315.2 million, or 62.9%, to $816.1 million in 2025 compared with $500.9 million in 2024. Higher orders in emissions management and thermal acoustics were driven by market demand to support the ongoing energy super-cycle in the United States. The company’s largest order occurred in the fourth quarter of 2025, which exceeded $135 million; this order is for a comprehensive emissions management solution to support a large-scale Texas-based natural gas power generation facility. Additionally, filtration and water treatment packages orders were higher year-over-year, notably in international markets. Orders for the company’s products in oil markets experienced year-over-year contraction. Approximately $61.6 million of orders in 2025 are attributable to acquisitions that occurred during the preceding twelve-month period. These orders are attributable to the company’s combustion management product line.

Industrial Process Solutions segment

Our Industrial Process Solutions segment net sales increased $56.2 million to $230.1 million in 2025 compared with $173.9 million in 2024, an increase of 32.3%. The increase is primarily attributable to the Company’s acquisitions of Verantis and WK and the divestiture of its Fluid Handling business. Approximately $66.6 million of net sales in 2025 is attributable to acquisitions that have occurred during the preceding twelve-month period.

Segment profit for the Industrial Process segment increased $68.8 million to $101.1 million in 2025 compared with $32.3 million in 2024. The increase in operating income was primarily attributable to higher sales volume. Gross profit margins decreased year over year, driven by the divestiture of the higher-margin Fluid Handling business and project mix, primarily within the Company’s ducting business. Margin performance reflects these portfolio changes and project mix impacts.

Our Industrial Process Solutions segment orders booked increased $81.9 million, or 49.2%, to $248.2 million in 2025 compared with $166.3 million in 2024. The increase was primarily attributable to the Company’s acquisitions of Verantis and WK, which occurred in late 2024, partially offset by the divestiture of the Fluid Handling business. In addition, the Industrial Process Solutions segment experienced higher bookings related to regenerative thermal oxidizers and scrubber technologies. Approximately $42.9 million of orders in 2025 are attributable to acquisitions that occurred during the preceding twelve month period, offset by the impact of the divestiture of its Fluid Handling business.

Comparison of the years ended December 31, 2024 and 2023

See the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of business segment results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, which information is incorporated by reference herein.

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

At December 31, 2025, the Company had working capital of $104.4 million, compared with $86.3 million at December 31, 2024. The ratio of current assets to current liabilities was 1.34 to 1.00 at December 31, 2025 as compared with a ratio of 1.35 to 1.00 at December 31, 2024.

At December 31, 2025 and 2024, cash and cash equivalents totaled $33.1 million and $37.8 million, respectively. As of December 31, 2025 and 2024, $26.4 million and $29.7 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

	December 31,
(in thousands)	2025	2024
Outstanding borrowings under Credit Facility
Revolving Credit Facility	$208,600	$214,200
Total outstanding borrowings under the Credit Facility	208,600	214,200
Outstanding borrowings under the joint venture term debt	5,647	7,297
Unamortized debt discount	(1,809)	(2,617)
Total outstanding borrowings	212,438	218,880
Less: current portion	(1,879)	(1,650)
Total debt, less current portion	$210,559	$217,230

In 2025, the Company made repayments of $1.7 million on the joint venture term debt, with net borrowings of $5.6 million on the revolving credit line.

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

On January 30, 2026, the Company entered into the Fourth Amended and Restated Credit Agreement. This agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $700.0 million.

Under the terms of the Credit Facility, the Company is required to maintain certain financial covenants. At December 31, 2025, this included the maintenance of a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00, a Consolidated Secured Net Leverage Ratio not greater than 3.00 to 1.00, and a Consolidated Fixed Charge Coverage Ratio not less than 1.25 to 1.00. With the Fourth Amended and Restated Credit Agreement, this includes the maintenance of a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00, a Consolidated Secured Net Leverage Ratio not greater than 3.00 to 1.00, and a Consolidated Fixed Charge Coverage Ratio of not less than 1.25 to 1.00.

As of December 31, 2025 and 2024, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the Company's Pinnacle Processes Inc. (formerly known as Effox-Flextor-Mader, Inc.) joint venture ("PPI JV") entered into a loan agreement secured by the assets of the PPI JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC.

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

Total unused credit availability under our Credit Facility and other non-U.S. credit facilities and agreements, exclusive of any potential asset base limitations, was as follows:

	December 31,
	2025	2024
(in millions)
Credit Facility, revolving loans	$400.0	$400.0
Draw down	(208.6)	(214.2)
Letters of credit open	(23.8)	(18.9)
Total unused credit availability	$167.6	$166.9
Amount available based on borrowing limitations	$123.6	$1.0

On January 30, 2026, the Company entered into the Fourth Amended and Restated Credit Agreement, which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $700.0 million. See Note 8 to the Consolidated Financial Statements for further information.

Overview of Cash Flows and Liquidity

	Year ended December 31,
(in thousands)	2025	2024	2023
Total operating cash flow provided by operating activities	$5,861	$24,828	$44,647
Net cash used in investing activities	(1,076)	(105,312)	(56,486)
Net cash (used in) provided by financing activities	(11,558)	65,910	21,144
Effect of exchange rate changes on cash and cash equivalents	1,798	(2,673)	(442)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,974)	$(17,247)	$8,863

Operating Activities

In 2025, $5.9 million of cash was provided by operating activities compared with $24.8 million provided by operating activities in 2024, a decrease of $18.9 million. The decrease in 2025 was primarily driven by unfavorable changes in net working capital, particularly increased costs on uncompleted contracts and higher prepaid expenses, partially offset by increased customer billings and improved collections on accounts receivable.

In 2024, $24.8 million of cash was provided by operating activities compared with $44.6 million provided by operating activities in 2023, a decrease of $19.8 million. Cash flow from operating activities in 2024 had an unfavorable impact year-over-year primarily due to changes in net working capital.

Investing Activities

In 2025, $1.1 million of cash was used in investing activities, which consisted of $97.6 million for acquisitions, driven by the first quarter acquisition of Profire Energy and $11.3 million for acquisition of property and equipment, offset by $108.8 million in cash proceeds from the sale of the Global Pump Solutions business in the first quarter.

In 2024, $105.3 million of cash was used in investing activities, which consisted of $87.9 million for acquisitions including the third quarter acquisition of EnviroCare and fourth quarter acquisitions of WK Group and Verantis, as well as $17.4 million for acquisition of property and equipment.

Financing Activities

Financing activities in 2025 used cash of $11.6 million, which consisted primarily of $7.8 million of net payments under the Credit Facility, using the cash proceeds from the sale of the Global Pump Solutions business, as well as $1.6 million of distributions to non-controlling interests and $2.8 million of deferred consideration for acquisitions.

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

Our primary sources of liquidity are cash generated from operations and borrowing availability under the Credit Facility. We believe that cash flows from operating activities, together with our existing cash and borrowings available under our Credit Facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash, inclusive of the cash portion of the Merger Consideration and transaction fees incurred as part of the Thermon proposed transaction. After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow. Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

Our material cash requirements included debt repayments with respect to our Credit Facility and joint venture term debt, interest expense, purchase obligations for costs associated with uncompleted sales contracts, operating and capital lease obligations and contingent liabilities related to acquisitions, including earnout liabilities and retention payments.

We are party to many contractual obligations involving commitments to make payments to third parties, and such commitments require a material amount of cash. The following table summarizes the Company’s material cash requirements from known contractual obligations as of December 31, 2025:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term Loan Debt, including joint venture debt	$5,647	$1,879	$3,768	$—	$—
Revolving Credit Loan	208,600	—	—	208,600	—
Interest expense (estimated)	47,494	13,789	33,705	—	—
Purchase obligations (1)	136,294	136,294	—	—	—
Operating lease obligations	36,195	7,417	12,494	7,656	8,628
Totals	$434,230	$159,379	$49,967	$216,256	$8,628

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No provision for estimated losses on uncompleted contracts was needed at December 31, 2025, 2024 and 2023.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out or average cost basis. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. Significant unanticipated changes to forecasts could require a change in the provision for excess or obsolete inventory.

Long-lived Assets

We complete an impairment assessment of the Company's long-lived assets, including property and equipment, right-of-use assets, and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If such indicators exist, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized based on the excess of the carrying amount over fair value.

During 2025, 2024, and 2023, we recognized no impairment charges related to long-lived assets. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

Additionally, we review the remaining useful lives of assets to determine whether events and circumstances warrant a revision to the remaining period of depreciation or amortization. If the estimate of a long-lived asset’s remaining useful life is changed, the remaining carrying amount of the asset is depreciated/amortized prospectively over that revised remaining useful life.

Goodwill and Indefinite-lived Intangible Assets

We complete an impairment assessment annually in the fourth quarter or more often as circumstances require, of goodwill and indefinite-lived intangible assets on a reporting unit level, at or below the operating segment level. As a part of the annual assessment, we first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, we do not need to quantitatively test for goodwill impairment for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded.

During 2025, 2024, and 2023, our annual impairment assessment indicated no impairment of goodwill. Accordingly, we recognized no impairment charges in our financial results for the years ended December 31, 2025, 2024, and 2023. For additional information on impairment testing results, see Note 6 to the Consolidated Financial Statements.

Income Taxes

Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 740, “Income Taxes.” Income tax expense includes federal, state and foreign income taxes.

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

On July 4, 2025, the legislation HR-1, known as One Big Beautiful Bill Act (the "Act") was enacted, with tax changes phased in from 2025 to 2027, including the limitation on deductibility of interest expense, the capitalization of research expenditures, the allowance of immediate expensing of capital expenditures, and the taxation of foreign earnings. The Company recorded the impact of the Act in the third quarter of 2025, including the election to fully accelerate all domestic Section 174 expensing into 2025 and claim bonus depreciation, which reduced cash paid for taxes in 2025. Based on our current profile, we do not expect the Act's changes to the taxation of foreign earnings to have a material impact on our results in future periods when effective.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at December 31, 2025 was $214.2 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2025. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at December 31, 2025 is $1.4 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, United Kingdom, Singapore, India, United Arab Emirates, Germany and South Korea. In the past, we have not hedged our foreign currency exposure. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction (losses) gains included in “Other (expense) income, net” line of the Consolidated Statements of Income were $(2.2) million, $(4.3) million, and $1.2 million in 2025, 2024, and 2023, respectively.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of CECO Environmental Corp. for the years ended December 31, 2025, 2024 and 2023 and other data are included in this report following the signature page of this report and incorporated into this Item 8 by reference:

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of CECO Environmental Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company recognizes a significant portion of its revenues from fixed-price contracts overtime using the cost to cost method for performance obligations to deliver products with continuous transfer of control to the customer. Under these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. This method depends on the ability to make reasonably dependable estimates related to costs and the extent of progress toward completion of the contract. Changes in project performance and project conditions are factors that influence estimates of the total costs to complete contracts and the Company’s revenue recognition.

We identified estimated costs to complete and progress towards completion for overtime revenue contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these elements involved challenging and subjective auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of costs to complete and progress towards completion for fixed-price contracts revenue recognized overtime included the following, among others:

•
For certain business units, we developed an expectation of revenue by creating an independent estimate of revenue based on historical margin rates and compared it to the recorded revenue.
•
For certain business units, we selected a sample of contracts and performed the following:
o
Evaluated whether the contracts were properly included in management’s calculation of revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
o
Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
o
Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.
o
Tested the accuracy of a sample of costs allocated to the related performance obligation.
o
Compared total costs allocated to projects to the costs management estimated to be incurred at completion.
o
Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•
For certain contracts, we evaluated management’s ability to estimate total costs and profit margins accurately by comparing actual costs and profit margins to management’s historical estimates for performance obligations that have been fulfilled.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 2, 2026

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CECO Environmental Corp.

Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CECO Environmental Corp. (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, accumulated other comprehensive loss and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2008 to 2024.

Cincinnati, Ohio

February 25, 2025, except for the effects of the change in segment profit measure described in Note 16, as to which the date is March 2, 2026

CECO ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$33,144	$37,832
Restricted cash	83	369
Accounts receivable, net of allowances of $9,866 and $8,863	172,909	159,572
Costs and estimated earnings in excess of billings on uncompleted contracts	115,614	69,889
Inventories	53,996	42,624
Prepaid expenses and other current assets	29,450	16,859
Prepaid income taxes	4,986	3,826
Total current assets	410,182	330,971
Property, plant and equipment, net	47,808	33,810
Right-of-use assets from operating leases	28,251	25,102
Goodwill	288,163	269,747
Intangible assets – finite life, net	96,966	74,050
Intangible assets – indefinite life	9,705	9,466
Deferred income tax assets	449	966
Deferred charges and other assets	12,245	15,587
Total assets	$893,769	$759,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,879	$1,650
Accounts payable	117,848	109,671
Accrued expenses	57,639	47,528
Billings in excess of costs and estimated earnings on uncompleted contracts	123,726	81,501
Notes payable	—	1,700
Income taxes payable	4,738	2,612
Total current liabilities	305,830	244,662
Other liabilities	3,317	14,362
Debt, less current portion	210,559	217,230
Deferred income tax liability, net	27,920	11,322
Operating lease liabilities	22,961	20,230
Total liabilities	570,587	507,806
Commitments and contingencies (See Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 35,644,537 and 34,978,009 shares issued and outstanding at December 31, 2025 and 2024, respectively	355	349
Capital in excess of par value	269,453	255,211
Retained earnings	56,621	6,570
Accumulated other comprehensive loss	(8,901)	(14,441)
Total CECO shareholders’ equity	317,528	247,689
Noncontrolling interest	5,654	4,204
Total shareholders' equity	323,182	251,893
Total liabilities and shareholders’ equity	$893,769	$759,699

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Net sales	$774,381	$557,933	$544,845
Cost of sales	505,155	361,786	373,829
Gross profit	269,226	196,147	171,016
Selling and administrative expenses	200,728	146,698	122,944
Amortization expenses	16,166	8,723	7,446
Acquisition and integration expenses	9,555	4,213	2,508
Gain on sale of Global Pump Solutions business	(63,701)	—	—
Other operating expense	619	1,110	3,549
Income from operations	105,859	35,403	34,569
Other expense (income)	2,101	4,692	(372)
Interest expense	20,913	13,020	13,416
Income before income taxes	82,845	17,691	21,525
Income tax expense	29,738	3,270	7,024
Net income	53,107	14,421	14,501
Noncontrolling interest	3,056	1,464	1,590
Net income attributable to CECO Environmental Corp.	$50,051	$12,957	$12,911
Income per share:
Basic	$1.42	$0.37	$0.37
Diluted	$1.37	$0.36	$0.37
Weighted average number of common shares outstanding:
Basic	35,331,105	34,927,313	34,665,473
Diluted	36,603,956	36,381,910	35,334,090

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income	$53,107	$14,421	$14,501
Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	3,436	(860)	497
Minimum pension liability adjustment	—	2,693	1,225
Loss realized with transfer of pension plan with sale of Global Pump Solutions business	2,104	—	—
Comprehensive income	$58,647	$16,254	$16,223

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in	(Accumulated	Other		Total
	Common Stock		excess of	Loss)	Comprehensive	Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	par value	Retained Earnings	Loss	Interest	Equity
Balance January 1, 2023	34,382	$344	$250,174	$(19,298)	$(17,996)	$4,924	$218,148
Net income for the year ended December 31, 2023	—	—	—	12,911	—	1,590	14,501
Exercise of stock options	101	1	1,209	—	—	—	1,210
Restricted stock units issued	328	3	(1,189)	—	—	—	(1,186)
Share-based compensation earned	24	—	4,762	—	—	—	4,762
Adjustment for minimum pension liability, net of tax of $619	—	—	—	—	1,225	—	1,225
Translation gain	—	—	—	—	497	—	497
Noncontrolling interest distribution	—	—	—	—	—	(1,666)	(1,666)
Balance December 31, 2023	34,835	$348	$254,956	$(6,387)	$(16,274)	$4,848	$237,491
Net income for the year ended December 31, 2024	—	—	—	12,957	—	1,464	14,421
Exercise of stock options	28	—	367	—	—	—	367
Restricted stock units issued	314	3	(3,018)	—	—	—	(3,015)
Share based compensation earned	31	—	7,908	—	—	—	7,908
Common stock repurchase and retirement	(230)	(2)	(5,002)	—	—	—	(5,004)
Adjustment for minimum pension liability, net of tax of $782	—	—	—	—	2,693	—	2,693
Translation loss	—	—	—	—	(860)	—	(860)
Noncontrolling interest distributions	—	—	—	—	-	(2,108)	(2,108)
Balance December 31, 2024	34,978	$349	$255,211	$6,570	$(14,441)	$4,204	$251,893
Net income for the year ended December 31, 2025	—	—	—	50,051	—	3,056	53,107
Exercise of stock options	301	3	3,888	—	—	—	3,891
Restricted stock units issued	334	3	(3,522)	—	—	—	(3,519)
Share based compensation earned	32	—	13,876	—	—	—	13,876
Loss realized with transfer of pension plan with sale of Global Pump Solutions business	—	—	—	—	2,104	—	2,104
Translation gain	—	—	—	—	3,436	—	3,436
Noncontrolling interest distributions	—	—	—	—	—	(1,606)	(1,606)
Balance December 31, 2025	35,645	$355	$269,453	$56,621	$(8,901)	$5,654	$323,182

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	Foreign currency translation loss	Minimum pension liability adjustment, net	Loss realized with transfer of pension plan with sale of Global Pump Solutions business	Accumulated other comprehensive loss
Balance January 1, 2023	$(11,993)	$(6,003)	$—	$(17,996)
2023 activity	497	1,225	—	1,722
Balance December 31, 2023	(11,496)	(4,778)	—	(16,274)
2024 activity	(860)	2,693	—	1,833
Balance December 31, 2024	(12,356)	(2,085)	—	(14,441)
2025 activity	3,436	—	2,104	5,540
Balance December 31, 2025	$(8,920)	$(2,085)	$2,104	$(8,901)

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$53,107	$14,421	$14,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,882	14,523	12,507
Unrealized foreign currency (gain) loss	(2,057)	2,664	(1,041)
Gain on sale of Global Pump Solutions business	(63,701)	—	—
Loss realized with transfer of pension plan with sale of Global Pump Solutions business	2,104	—	—
Fair value adjustments to earnout liabilities	(7,403)	134	296
Loss on sale of property and equipment	60	191	110
Debt discount amortization	834	498	427
Share-based compensation expense	13,105	7,514	4,533
Provision for credit (recovery) loss	(988)	295	1,593
Inventory obsolescence expense	(354)	1,056	1,099
Deferred income tax expense (benefit)	6,312	(3,606)	(118)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(6,772)	(52,355)	(26,851)
Cost and estimated earnings of billings on uncompleted contracts	(44,833)	(4,149)	5,040
Inventories	(3,176)	(9,814)	(6,896)
Prepaid expenses and other current assets	(16,831)	(8,347)	1,196
Deferred charges and other assets	(79)	(12,736)	(1,420)
Accounts payable	7,215	36,181	13,852
Accrued expenses	13,761	7,119	8,340
Billings in excess of costs and estimated earnings on uncompleted contracts	37,903	24,923	21,575
Income taxes (receivable) payable	2,005	1,425	(1,976)
Other liabilities	(9,233)	4,891	(2,120)
Net cash provided by operating activities	5,861	24,828	44,647
Cash flows from investing activities:
Acquisitions of property and equipment	(11,343)	(17,368)	(8,384)
Net cash proceeds for sale of Global Pump Solutions business	107,808	—	—
Net proceeds from sale of assets	74	4	—
Cash paid for acquisitions, net of cash acquired	(97,615)	(87,948)	(48,102)
Net cash used in investing activities	(1,076)	(105,312)	(56,486)
Cash flows from financing activities:
Borrowings on revolving credit lines	233,300	309,300	106,600
Repayments on revolving credit lines	(238,900)	(112,400)	(150,600)
Borrowings of long-term debt	—	—	75,000
Repayments of long-term debt	(2,203)	(113,982)	(4,985)
Deferred financing fees paid	—	(1,924)	(363)
Deferred consideration paid for acquisitions	(2,787)	(2,050)	(1,247)
Payments on financing leases	(234)	(925)	(907)
Earnout payments	—	(2,831)	(2,123)
Equity awards surrendered by employees for tax liability, net of proceeds from employee stock purchase plan and exercise of stock options	872	(2,169)	1,435
Non-controlling interest distributions	(1,606)	(2,109)	(1,666)
Common stock repurchases	—	(5,000)	—
Net cash (used in) provided by financing activities	(11,558)	65,910	21,144
Effect of exchange rate changes on cash and cash equivalents	1,798	(2,673)	(442)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,974)	(17,247)	8,863
Cash, cash equivalents and restricted cash at beginning of year	38,201	55,448	46,585
Cash, cash equivalents and restricted cash at end of year	$33,227	$38,201	$55,448
Cash paid during the period for:
Interest	$20,408	$13,335	$12,098
Income taxes	$24,731	$9,550	$9,916

The notes to consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025, 2024 and 2023

1.
Nature of Business and Summary of Significant Accounting Policies

Nature of business— CECO Environmental Corp. and its consolidated subsidiaries (“CECO,” the “Company,” “we,” “us,” or “our”) is an environmentally focused, diversified industrial company, serving the broad landscape of industrial air, industrial water and energy transition markets globally providing innovative technology and application expertise. CECO helps companies grow their business with safe, clean, and more efficient solutions that help protect people, the environment and industrial equipment. CECO solutions improve air and water quality, optimize emissions management, and increase the energy and process efficiency for highly engineered applications in power generation, midstream and downstream hydrocarbon processing and transport, chemical processing, electric vehicle production, polysilicon fabrication, semiconductor and electronics production, battery production and recycling, specialty metals, aluminum and steel production, beverage can manufacturing, and industrial and produced water and wastewater treatment, and a wide range of other industrial end markets.

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

Cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2025 and 2024, Restricted Cash is cash in support of letters of credit issued by various foreign subsidiaries of the Company. The Company occasionally enters into letters of credit with durations in excess of one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Cash Flows.

	December 31,
	2025	2024
Cash and cash equivalents	$33,144	$37,832
Restricted cash	83	369
Total cash, cash equivalents and restricted cash	$33,227	$38,201

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

Inventories—The Company’s inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out or average cost basis. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the Company’s forecast of future demand and market conditions. Significant unanticipated changes to forecasts could require a change in the provision for excess or obsolete inventory.

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

Long-lived assets—Property, plant and equipment, right-of-use assets, and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the impairment review is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. This analysis requires management judgment with respect to changes in technology, the continued success of product lines, and future volume, revenue and expense growth rates. The Company conducts annual reviews for idle and underutilized equipment, and review business plans for possible impairment. Impairment occurs when the carrying value of the assets exceeds the future undiscounted cash flows expected to be earned by the use of the asset or asset group. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

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

Goodwill—The Company completes an impairment assessment annually in the fourth quarter or more often as circumstances require, of its goodwill and indefinite-lived intangible assets on a reporting unit level, at or below the operating segment level. As a part of its annual assessment, the Company first qualitatively assesses whether current events or changes in circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If there is a qualitative determination that the fair value of a particular reporting unit is more likely than not greater than its carrying value, the Company does not need to quantitatively test for goodwill impairment for that reporting unit. If this qualitative assessment indicates a more likely than not potential that the asset may be impaired, the estimated fair value is determined using a weighting of the income method and the market method. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recorded.

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

Deferred financing costs—Deferred financing costs are amortized to interest expense over the life of the related loan. In fiscal 2021, the Company entered into Amendment No.2 to the Second Amended and Restated Credit Agreement. The Credit Facility amended the Company’s existing Amendment No. 1 to Second Amended and Restated Agreement. In connection with the Credit Facility, the Company incurred $0.8 million in customary closing fees in 2021 that were capitalized and classified as a debt discount (see Note 8 for further details on the Credit Facility). In fiscal 2023, the Company entered into Amendment No.4 to the Second Amended and Restated Credit Agreement. In connection with this amendment, the Company incurred $0.4 million in customary closing fees in the fourth quarter of 2023 that were capitalized and classified as a debt discount (see Note 8). In fiscal 2024, the Company entered into the Third Amended and Restated Credit Agreement. In connection with this agreement, the Company incurred $1.8 million in customary closing fees that were capitalized and classified as a debt discount (see Note 8). In addition, $0.1 million of loss on extinguishments of debt was recorded within Interest expense on the Consolidated Statement of Income related to the previously capitalized amounts relating to the portion of the Third Amended and Restated Credit Agreement that was concluded to be debt extinguishment. Amortization expense was $0.8 million, $0.5 million and $0.4 million for 2025, 2024 and 2023, respectively. As of December 31, 2025, and 2024, remaining capitalized deferred financing costs of $1.8 million and $2.7 million, respectively, are included as a discount to debt in the accompanying Consolidated Balance Sheets.

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

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the products and services. A significant amount of the Company's revenue is recognized over a period of time as the Company performs under the contract because control of the work in process transfers continuously to the customer. For performance obligations to deliver products with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation. Progress is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation. For these contracts, the cost-to-cost measure best depicts the continuous transfer of goods or services to the customer. Annual revenue recognized over a period of time is approximately 76% of total revenue for the year ended December 31, 2025, and 75% for the years ended December 31, 2024 and 2023.

For contracts where the duration is short, or control does not continuously transfer to the customer, revenues are recognized at the point in time control passes to the customer, which occurs generally upon shipment of product. Annual revenue recognized at a point in time is approximately 24% of total revenue for the year ended December 31, 2025, and 25% for the years ended December 31, 2024 and 2023.

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

As of the beginning of the prior year period, or January 1, 2024, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $66.6 million and $56.9 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Consolidated Balance Sheets were $7.9 million as of January 1, 2024. Approximately 90% of the Company's contract liabilities as of December 31, 2024 were recognized as revenue in the year ended December 31, 2025. Approximately 95% of the Company's contract liabilities as of December 31, 2023 were recognized as revenue in the year ended December 31, 2024. Approximately 95% of the Company's contract liabilities as of December 31, 2022 were recognized as revenue in the year ended December 31, 2023.

See Note 16 to the Consolidated Financial Statements for additional information on product offerings and segments.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. There was no provision for estimated losses on uncompleted contracts at December 31, 2025 and 2024.

Cost of sales—Cost of sales amounts include materials, subcontract costs, direct labor and associated benefits, inbound freight charges, purchasing and receiving, inspection, warehousing, and depreciation.

Change orders and claims—Change orders arise when the scope of the original project is modified for any of a variety of reasons. The Company will negotiate the extent of the modifications, its expected costs and recovery with the customer. Costs related to change orders are added to the expected total cost of the project. In cases where contract revenues are increased in excess of the expected costs of the change order, incremental profit also is recognized on the contract. Generally, in order for this recognition of incremental profit to occur, the customer approves in writing the scope and pricing of the change order. Change orders that are in dispute are effectively handled as claims.

Claims are amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price. Costs attributable to claims are treated as contract costs as incurred.

The Company recognizes claims for recovery of incurred costs when it is probable that the claim will result in additional contract revenue and when the amount of the claim can be reliably estimated. When the customer or other parties agree in writing to the amount of the claim to be recovered by the Company, the amount of the claim becomes contractual and is accounted for as an increase in the contract’s total estimated revenue and estimated cost. As actual costs are incurred and revenues are recognized over time, a corresponding percentage of the revised total estimated profit will therefore be recognized.

Should it become probable that the claim will not result in additional contract revenue, the Company excludes the related contract revenues from its estimate of total revenues, which effectively reduces the estimated profit margin on the job and negatively impacts profit for the period.

Selling and administrative expenses—Selling and administrative expenses on the Consolidated Statements of Income include sales and administrative wages and associated benefits, selling and office expenses, professional fees, bad debt expense and depreciation. Selling and administrative expenses are charged to expense as incurred. Selling and administrative expenses for the years ended December 31, 2025, 2024, and 2023 included $1.0 million, $0.7 million, and $0.6 million of advertising expenses, respectively.

Acquisition and integration expenses—Acquisition and integration expenses on the Consolidated Statements of Income are related to acquisition activities as well as costs to integrate acquired businesses, which include, legal, accounting, and other expenses.

Amortization expenses—Amortization expenses on the Consolidated Statements of Income include amortization of intangible assets.

Restructuring expenses—Restructuring expenses recorded within "Other operating expense" on the Consolidated Statements of Income include expenses related to ongoing restructuring programs to reduce operating costs in the future. Within restructuring expenses are charges related to severance, facility exit, legal and property, plant and equipment impairment associated with exit or disposal activities. Restructuring expenses were $0.7 million, $0.5 million, and $1.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Executive transition expenses—Executive transition expenses recorded within "Other operating expense" on the Consolidated Statements of Income include expenses related to the severance for the Company’s former executives, as well as fees and expenses incurred in the search for, and hiring of, new executives. Executive transition expenses were $1.3 million, zero, and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Asbestos litigation expenses—Asbestos litigation expenses recorded within "Other operating expense" on the Consolidated Statements of Income include expenses related to the settlement of asbestos litigation involving the Company's subsidiaries. Asbestos litigation expenses were $1.3 million, $0.2 million, and zero for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Earnings per share—The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for 2025, 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
(in thousands)
Numerator (for basic and diluted earnings per share)
Net income attributable to CECO Environmental Corp.	$50,051	$12,957	$12,911

Denominator
Basic weighted-average shares outstanding	35,331	34,927	34,665
Common stock equivalents arising from stock options and restricted stock awards	1,273	1,455	669
Diluted weighted-average shares outstanding	36,604	36,382	35,334

Options and unvested restricted stock units are included in the computation of diluted earnings per share using the treasury stock method. For 2025, 2024 and 2023, no outstanding options and unvested restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect.

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

Transactions denominated in other than the local currency are remeasured into the local currency and the resulting exchange gains or losses are included in “Other expense (income)” line of the Consolidated Statements of Income. Transaction (losses) gains were $(2.2) million, $(4.3) million, and $1.2 million in 2025, 2024 and 2023, respectively.

Accounting standards adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which addresses income tax disclosure requirements, primarily around the disclosure of the rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance for annual disclosures for the year ended December 31, 2025, using a prospective approach. See Note 13 for the associated disclosures.

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

2.
Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt, and accounts payable, which approximate fair value at December 31, 2025 and 2024, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $214.2 million and $221.5 million at December 31, 2025 and 2024, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of debt, which is considered Level 2 on the fair value hierarchy.

At December 31, 2025 and 2024, the Company had cash and cash equivalents of $33.1 million and $37.8 million, respectively, of which $26.4 million and $29.7 million, respectively, was held outside of the United States, principally in the United Arab Emirates, Netherlands, United Kingdom, China and India.

Concentrations of credit risk

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents and trade and contract receivables. The Company maintains cash and cash equivalents with various major financial institutions. The Company perform periodic evaluations of the financial institutions in which its cash is invested. Concentrations of credit risk with respect to trade and contract receivables are limited due to the large number of customers and various geographic areas. Additionally, the Company performs ongoing credit evaluations of its customers’ financial condition.

3.
Accounts Receivable

Accounts receivable consisted of the following:

	December 31,
(in thousands)	2025	2024
Accounts receivable	$182,775	$168,435
Allowance for credit losses	(9,866)	(8,863)
Total accounts receivable	$172,909	$159,572

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2024, were $112.7 million.

Balances billed, but not paid by customers under retainage provisions in contracts, amounted to approximately $10.9 million and $13.6 million at December 31, 2025 and 2024, respectively. Retainage receivables as of the beginning of the prior year period, or January 1, 2024, were $3.2 million. Retainage receivables on contracts in progress are generally collected within a year or two subsequent to contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Consolidated Balance Sheets depending on timing of expected collection.

Provision for credit losses activity consisted of the following:

	December 31,
(in thousands)	2025	2024
Balance at beginning of period	$8,863	$6,460
Write-offs	(1,725)	(18)
Changes to the provision	2,918	3,072
Recoveries	(190)	(651)
Balance at end of period	$9,866	$8,863

4.
Inventories

Inventories consisted of the following:

	December 31,
(in thousands)	2025	2024
Raw materials	$16,742	$27,466
Work in process	18,026	14,532
Finished goods	20,779	4,342
Obsolescence allowance	(1,551)	(3,716)
Total inventories	$53,996	$42,624

Adjustments to the allowance for obsolete inventory, which are charged to cost of sales, amounted to $(0.4) million, $1.1 million and $1.1 million during 2025, 2024 and 2023, respectively. Items charged to the allowance for inventory write-offs were $2.0 million, $0.3 million, and $0.3 million, during 2025, 2024 and 2023, respectively.

5.
Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Land, building, and improvements	$27,227	$17,788
Machinery and equipment(1)	35,933	44,310
Construction-in-progress	5,227	6,080
Other	9,839	6,807
Property, plant and equipment, gross	78,226	74,985
Less: Accumulated depreciation	(30,418)	(41,175)
Property, plant and equipment, net	$47,808	$33,810

(1) Inclusive of information technology equipment

Depreciation expense was $8.7 million, $5.8 million and $5.1 million for 2025, 2024 and 2023, respectively.

6.
Goodwill and Intangible Assets

(in thousands)	Engineered Systems segment	Industrial Process Solutions segment	Total
Balance of goodwill at December 31, 2023	$142,229	$69,097	$211,326
Acquisitions	110	59,005	59,115
Foreign currency translation	(596)	(98)	(694)
Balance of goodwill at December 31, 2024	141,743	128,004	269,747
Acquisitions	25,563	16,206	41,769
Divestiture	—	(26,838)	(26,838)
Foreign currency translation	1,270	2,215	3,485
Balance of goodwill at December 31, 2025	$168,576	$119,587	$288,163

As of December 31, 2025 and 2024, the Company has an aggregate amount of goodwill acquired of $372.2 million and $330.4 million, respectively, and an aggregate amount of impairment losses of $60.7 million which was recognized in 2017.

The Company’s indefinite lived intangible assets as of December 31, 2025 and 2024 consisted of the following:

	Tradenames
(in thousands)	2025	2024
Balance beginning of year	$9,466	$9,570
Foreign currency adjustments	239	(104)
Balance end of year	$9,705	$9,466

The Company completes an impairment assessment of its goodwill and indefinite life intangible assets at the reporting unit level annually, or upon the occurrence of a triggering event or a change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual assessment was performed in the fourth quarters of 2025, 2024 and 2023. The assessments did not result in impairment in 2025, 2024 or 2023.

The Company’s finite lived intangible assets consisted of the following:

	December 31,
	2025		2024
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$22,314	$15,155	$20,614	$14,769
Customer lists	140,337	62,163	127,354	70,045
Tradenames	17,660	6,084	18,530	6,392
Foreign currency adjustments	88	31	(2,770)	(1,528)
Total finite life intangible assets	$180,399	$83,433	$163,728	$89,678

Amortization expense of finite life intangible assets was $16.1 million, $8.7 million and $7.4 million for 2025, 2024 and 2023, respectively. Amortization over the next five years for finite life intangibles is expected to be $15.5 million in 2026, $14.6 million in 2027, $13.7 million in 2028, $12.3 million in 2029, $11.1 million in 2030, and $28.5 million thereafter. The weighted average amortization periods for finite life intangible assets was 7.9 years as of December 31, 2025, inclusive of weighted average amortization periods for technology, customer lists, and tradenames of 5.6, 8.2, and 7.7 years, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2025	2024
Compensation and related benefits	$16,597	$12,274
Contract liability	15,315	9,746
Accrued warranty	6,796	4,558
Short-term operating lease liability	4,642	4,262
Other	14,289	16,688
Total accrued expenses	$57,639	$47,528

8.
Senior debt

Debt consisted of the following:

	December 31,
(in thousands)	2025	2024
Outstanding borrowings under Credit Facility (defined below)
Revolving Credit Facility	$208,600	$214,200
Total outstanding borrowings under Credit Facility	208,600	214,200
Outstanding borrowings under the joint venture term debt	5,647	7,297
Unamortized debt discount	(1,809)	(2,617)
Total outstanding borrowings	212,438	218,880
Less: current portion	(1,879)	(1,650)
Total debt, less current portion	$210,559	$217,230

Scheduled principal payments under the Credit Facility and joint venture term debt are $1.9 million in 2026, and $3.9 million in 2027. The remaining $208.6 million will be paid upon maturity in 2029.

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

On October 30, 2023, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement ("the Second Credit Agreement"). Pursuant to this amendment, the lenders provided an additional term loan in the aggregate principal amount of $75.0 million, which was subsequently used to repay a portion of the outstanding balance on the revolving credit loan. At the Company’s option, revolving loans and the term loans accrued interest at a per annum rate based on (a) either the highest of (i) the federal funds rate plus 0.5%, or (ii) the prime lending rate of the Agent (as defined in the Second Credit Agreement), (b) Daily Simple SOFR plus the Daily Simple SOFR Adjustment of 0.11% plus 1.0%, (c) 1.0%, plus a margin ranging from 1.75% to 3.25% depending on the Company’s Consolidated Leverage Ratio, or (d) a one/three/six-month Term SOFR Rate (as defined in the Second Credit Agreement) plus the Term SOFR Adjustment ranging from 0.11% to 0.43% plus 1.75% to 3.25% depending on the Company’s Consolidated Leverage Ratio. Interest on swing line loans is the Base Rate. Interest on Base Rate loans was payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans was payable on the last date of each applicable Interest Period (as defined in the Second Credit Agreement), but in no event less than once every three months and at maturity.

On October 7, 2024, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Credit Agreement”). The Third Credit Agreement provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $400.0 million (the "Credit Facility”). At the Company’s option, the Company may increase the aggregate principal amount of the Credit Facility from time to time by an additional aggregate principal amount of up to (a) $125.0 million plus (b) such additional amount, if any, as would not cause the Consolidated Secured Net Leverage Ratio (as defined in the Third Credit Agreement) to exceed 3.00 to 1.00 after giving pro forma effect to such increased amount, in additional revolving credit and/or one or more tranches of term loans, subject to certain conditions, including the consent of the Agent and any increasing or additional lenders.

The Credit Facility was due to mature on October 7, 2029. The Credit Facility accrued interest (a) with respect to base rate loans, at an annual rate equal to an applicable rate of between 0.75% and 2.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate equal to the highest of (1) the Agent’s prime rate, (2) the federal funds rate plus one-half of 1.00%, (3) Daily Simple SOFR (as defined in the Third Credit Agreement) plus 1.00% and (4) 1.00%, (b) for all other loans, at an annual rate equal to an applicable rate of between 1.75% and 3.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate determined based on the denominated currency and, as applicable pursuant to the Amended Credit Agreement, whether the Company has elected for interest on such loans to accrue at a daily rate or a term rate: (a) for term rate loans, if denominated (1) in U.S. Dollars, Term SOFR (as defined in the Third Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in euros, EURIBOR, (3) in Canadian dollars, the Term CORRA Rate (as defined in the Third Credit Agreement) plus 0.29547% for a one-month interest period and 0.32138% for a three-month interest period or (4) in a currency other than (1)-(3), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent, and (b) for daily rate loans, if denominated (1) in U.S. dollars, Daily Simple SOFR (as defined in the Third Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in pounds sterling, a rate per annum equal to SONIA (as defined in the Third Credit Agreement) plus 0.0326% per annum or (3) in a currency other than (1) or (2), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent.

With respect to financial covenants, the Company was required to maintain a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00 and a Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement) not greater than 3.00 to 1.00, in each case as of the last day of each fiscal quarter of the Company. At the election of the Company and subject to certain restrictions contained in the Credit Agreement, following the occurrence of a Permitted Acquisition (as defined in the Third Credit Agreement) involving aggregate consideration of $15.0 million or more, such maximum Consolidated Net Leverage Ratio and Consolidated Secured Net Leverage Ratio may have been increased to 4.50 to 1.00 and 3.50 to 1.00, respectively, for the fiscal quarter in which such Permitted Acquisition is consummated and the subsequent three fiscal quarters of the Company. In the first quarter of 2025, the Company entered into an Elevated Ratio Period resulting in a maximum Consolidated Net Leverage Ratio of 4.50 and Consolidated Secured Net Leverage Ratio of 3.50. This Elevated Ratio was in effect for two quarters, after which the Consolidated Net Leverage Ratio reverted to 4.00 and the Consolidated Secured Net Leverage Ratio reverted to 3.00. The Company was also required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Company of not less than 1.25 to 1.00.

On January 30, 2026, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Credit Agreement”), among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as administrative agent (the “Agent”), which amended and restated in its entirety the Company’s Third Amended and Restated Credit Agreement, dated as of October 7, 2024, among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto and the Agent. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $700.0 million (the “Amended Credit Facility”). At the Company’s option, the Company may increase the aggregate principal amount of the Amended Credit Facility from time to time by an additional aggregate principal amount of up to (a) $150.0 million plus (b) such additional amount, if any, as would not cause the Consolidated Net Leverage Ratio (as defined in the Fourth Credit Agreement) to exceed 3.50 to 1.00 after giving pro forma effect to such increased amount, in additional revolving credit and/or one or more tranches of term loans, subject to certain conditions, including the consent of the Agent and any increasing or additional lenders.

The Credit Facility will mature on January 30, 2031. The Credit Facility will accrue interest (a) with respect to base rate loans, at an annual rate equal to an applicable rate of between 0.50% and 2.00% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate equal to the highest of (1) the Agent’s prime rate, (2) the federal funds rate plus one-half of 1.00%, (3) Daily Simple SOFR (as defined in the Fourth Credit Agreement) plus 1.00% and (4) 1.00%, (b) for all other loans, at an annual rate equal to an applicable rate of between 1.50% and 3.00% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate determined based on the denominated currency and, as applicable pursuant to the Fourth Credit Agreement, whether the Company has elected for interest on such loans to accrue at a daily rate or a term rate: (a) for term rate loans, if denominated (1) in U.S. Dollars, Term SOFR (as defined in the Fourth Credit Agreement), (2) in euros, EURIBOR, (3) in Canadian dollars, the Term CORRA Rate (as defined in the Fourth Credit Agreement) plus 0.29547% for a one-month interest period and 0.32138% for a three-month interest period or (4) in a currency other than (1)-(3), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent, and (b) for daily rate loans, if denominated (1) in U.S. dollars, Daily Simple SOFR (as defined in the Fourth Credit Agreement), (2) in pounds sterling, a rate per annum equal to SONIA (as defined in the Fourth Credit Agreement) plus 0.0326% per annum or (3) in a currency other than (1) or (2), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent.

With respect to financial covenants, the Company is required to maintain a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00 and a Consolidated Secured Net Leverage Ratio (as defined in the Fourth Credit Agreement) not greater than 3.50 to 1.00, in each case as of the last day of each fiscal quarter of the Company. At the election of the Company and subject to certain restrictions contained in the Fourth Credit Agreement, following the occurrence of one or more Permitted Acquisitions (as defined in the Fourth Credit Agreement) involving aggregate consideration of $40.0 million or more during any contiguous 90-day period, such maximum Consolidated Net Leverage Ratio and Consolidated Secured Net Leverage Ratio may be increased to 4.50 to 1.00 and 4.00 to 1.00, respectively, for the fiscal quarter in which the Permitted Acquisition resulting in the aggregate consideration for all Permitted Acquisitions consummated during such contiguous 90-day period equaling or exceeding $40.0 million is consummated and the subsequent three fiscal quarters of the Company. The Company is also required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Fourth Credit Agreement) as of the last day of each fiscal quarter of the Company of not less than 1.25 to 1.00.

As of December 31, 2025 and 2024, $23.8 million and $18.9 million of letters of credit were outstanding, respectively. Total unused credit availability under the Company’s senior secured term loan and senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and senior secured multi-currency loans was $167.6 million and $166.9 million at December 31, 2025 and 2024, respectively.

The weighted average stated interest rate on outstanding borrowings was 6.41% and 7.07% at December 31, 2025 and 2024, respectively. The effective interest rate was 7.06% and 7.82% at December 31, 2025 and 2024, respectively.

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

In connection with the Credit Facility, the Company paid $0.8 million in customary closing fees during 2021, and $0.4 million in customary closing fees during 2023, that were deferred and classified as a debt discount, as a result of the associated amendments being accounted for as debt modifications. In 2024, $0.1 million of loss on extinguishments of debt was recorded related to the Third Credit Agreement. The remaining amount continues to be deferred and classified as a debt discount, along with $1.8 million in customary closing fees incurred during 2024, as these amounts relate to portions of the Third Credit Agreement accounted for as debt modifications.

As of December 31, 2025 and 2024, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $120.0 million from the bilateral lines of credit secured by pledged assets and collateral under the Credit Facility. As of December 31, 2025 and 2024, $41.6 million and $45.9 million in bank guarantees were outstanding, respectively, inclusive of $1.1 million and $2.1 million in outstanding bank guarantees as of December 31, 2025 and 2024, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets, as well as $1.9 million and $2.1 million in outstanding bank guarantees as of December 31, 2025 and 2024, respectively, under Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China and secured by local assets. As of December 31, 2025, the borrowers of these facilities and agreements were in compliance with all related financial and other restrictive covenants.

Joint Venture Debt

On March 7, 2022, the Company's Pinnacle Processes Inc. (formerly known as Effox-Flextor-Mader, Inc.) joint venture ("PPI JV") entered into a loan agreement secured by the assets of the PPI JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC, as further described in Note 14. As of December 31, 2025 and 2024, $5.6 million and $7.3 million was outstanding under the loan. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on PPI JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate was 7.27% and 7.96% at December 31, 2025 and 2024, respectively. As of December 31, 2025, the PPI JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility.

As of December 31, 2025, there were $20.7 million in current assets (including $1.9 million of cash, $10.4 million of accounts receivable, and $4.3 million of inventories), $24.4 million in long-lived assets (including $23.9 million of goodwill and intangible assets), and $14.2 million in total liabilities (including $5.6 million of debt and $4.9 million of accounts payable and accrued expenses) related to the PPI JV included in the Consolidated Balance Sheets. As of December 31, 2024, there were $16.2 million in current assets (including $2.9 million of cash, $7.9 million of accounts receivable, and $3.9 million of inventories), $25.4 million in long-lived assets (including $24.8 million of goodwill and intangible assets), and $14.0 million in total liabilities (including $7.3 million of debt and $4.1 million of accounts payable and accrued expenses) related to the PPI JV included in the Consolidated Balance Sheets.

For the years ended December 31, 2025, 2024, and 2023, PPI JV accounted for $54.6 million, $47.0 million, and $37.7 million in revenue, respectively. For the years ended December 31, 2025, 2024, and 2023, PPI JV accounted for $7.8 million, $4.1 million, and $4.2 million in net income, respectively.

9.
Shareholders’ Equity

Share-Based Compensation

The Company’s 2021 Equity and Incentive Compensation Plan (the “2021 Plan”) was approved by the Company’s stockholders on May 25, 2021 which replaced the 2017 Equity Incentive Compensation Plan (the “2017 Plan”). No further grants will be made under the 2017 Plan, but outstanding awards under the 2017 Plan will continue to be unaffected in accordance with their terms. The 2021 Plan permits the granting of stock options with an exercise price equal to or greater than the fair market value of the Company’s common stock at the date of the grant, and other stock-based awards, including appreciation rights, restricted stock, restricted stock units, performance shares and dividend equivalents. A total of 2.6 million shares of common stock were authorized for issuance. As of December 31, 2025, 0.4 million shares remain available for future issuance. Stock options granted to employees generally vest equally over a period of four years from the date of the grant with a maximum contractual term of ten years from the date of the grant. Stock awards granted to employees generally vest over a period of two to four years from the date of the grant.

On July 6, 2020, in connection with the appointment of the Chief Executive Officer, the Company granted its Chief Executive Officer approximately 94,000 restricted stock units with a fair value of $0.6 million, which were expensed over the vesting period of four years. The Company also granted its Chief Executive Officer approximately 1.2 million stock options with a fair value of $2.4 million that are being expensed over the vesting period of four years. These grants of restricted stock units and stock options (“2020 Inducement Awards”) were approved by the Board of Directors of the Company and are not included in any of the aforementioned Plans.

Share-based compensation expense for stock options and restricted stock awards under these plans was $12.2 million, $7.2 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tax benefit related to share-based compensation expense was $2.8 million, $1.6 million and $0.8 million in 2025, 2024 and 2023, respectively.

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

The aggregate maximum number of shares of the Company’s common stock that may be granted under the ESPP is 1.3 million shares over the ten-year term of the ESPP, subject to adjustment in the event there is a reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, or similar transaction with respect to the common stock. As of December 31, 2025, 1.1 million shares remain available for future issuance.

The Company recognized employee stock purchase plan expense of $0.9 million, $0.3 million and $0.2 million in 2025, 2024 and 2023, respectively.

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

The Company granted approximately 67,000 and 25,000 stock options during the years ended December 31, 2025 and 2024, respectively. No stock options were granted for the year ended December 31, 2023.

The fair value of stock options is recorded as compensation expense on a straight-line basis over the vesting periods (which approximates the requisite service period) of the options and forfeitures are accounted for when they occur.

Information related to all stock options under the 2021 Plan, 2017 Plan and 2007 Plan, and the 2020 Inducement Awards for 2025, 2024 and 2023 is shown in the tables below:

	Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2024	1,242	$11.35	2.6 years
Grants	67	23.50
Exercised	(301)	12.71
Outstanding and expected to vest at December 31, 2025	1,008	11.66	2.2 years	$48,573
Exercisable at December 31, 2025	207	10.62	1.6 years	45,471

	Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2023	1,247	$11.09	3.4 years
Grants	25	21.32
Forfeitures	(2)	13.08
Exercised	(28)	12.09
Outstanding and expected to vest at December 31, 2024	1,242	11.35	2.6 years	$23,902
Exercisable at December 31, 2024	1,216	11.15	2.5 years	23,676

	Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2022	1,440	$11.30	4.0 years
Forfeitures	(92)	13.43
Exercised	(101)	11.93
Outstanding and expected to vest at December 31, 2023	1,247	11.09	3.4 years	$11,452
Exercisable at December 31, 2023	942	11.10	3.4 years	8,652

The Company received $3.8 million, $0.4 million and $1.2 million of cash from employees exercising options in 2025, 2024 and 2023, respectively. The intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $11.3 million, $0.4 million and $0.3 million, respectively.

Restricted Stock Awards

Information related to restricted stock awards under the 2021 Plan, 2017 Plan, 2007 Plan, and the 2020 Inducement Awards for 2025, 2024 and 2023 is shown in the table below. The fair value of restricted stock awards is based on the price of the stock in the open market on the date of the grant, and the fair value of performance-based restricted stock units is determined by using the Monte Carlo valuation model. The fair value of the restricted stock awards is recorded as compensation expense on a straight-line basis over the vesting periods of the awards and forfeitures are accounted for when they occur.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,178	$6.53
Granted	734	16.12
Vested	(417)	6.56
Forfeited	(174)	7.19
Nonvested at December 31, 2023	1,321	11.77
Granted	356	22.03
Vested	(409)	9.19
Forfeited	(74)	14.29
Nonvested at December 31, 2024	1,194	14.98
Granted	549	32.27
Vested	(122)	10.23
Forfeited	(140)	22.09
Nonvested at December 31, 2025	1,481	22.74

The fair value of awards vested and released during the years ended December 31, 2025, 2024 and 2023 was $5.0 million, $4.1 million, and $5.9 million, respectively.

Unrecognized compensation expense related to nonvested shares of stock options, restricted stock and performance units was $20.7 million at December 31, 2025 and will be recognized over a weighted average vesting period of 1.2 years.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company may purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permitted the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. No repurchases occurred during the years ended December 31, 2023 and 2025. During the year ended December 31, 2024, the Company repurchased and retired approximately 230,000 shares of common stock at a cost of $5.0 million under the program. This program expired during the second quarter of 2025.

Dividends

The Company's dividend policy and the payment of cash dividends under that policy are subject to the Board of Director’s continuing determination that the dividend policy and the declaration of dividends are in the best interest of the Company’s stockholders. Future dividends and the dividend policy may be changed at the Company’s discretion at any time. Payment of dividends is also subject to the continuing compliance with financial covenants under the Credit Facility. The Company has not paid a cash dividend on its common stock during the years ended December 31, 2025, 2024 or 2023.

10.
Pension and Employee Benefit Plans

The Company sponsored a non-contributory defined benefit pension plan for certain union employees. The accrual of future benefits for all participants who are non-union employees was frozen effective December 31, 2008. The plan was funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. On March 31, 2025, the pension plan was transferred to the purchaser of the Global Pump Solutions business, as discussed in Note 15. In conjunction with the transfer, the Company recognized $1.6 million, net of $0.5 million of taxes, within "Other operating expense" within the Consolidated Statements of Income, related to the recognition of previously unrealized losses on the plan.

The accumulated benefit obligation as of December 31, 2025, 2024 and 2023, was zero, $24.7 million, and $26.8 million, respectively.

The following tables set forth the plan changes in benefit obligations, plan assets and funded status on the measurement dates:

	December 31,
(in thousands)	2025	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$24,665	$26,760	$27,350
Interest cost	318	1,215	1,274
Actuarial (gain) loss	—	(1,237)	183
Benefits paid	—	(2,073)	(2,047)
Transferred with the sale of the Global Pump Solutions business	(24,983)	—	—
Projected benefit obligation at end of year	—	24,665	26,760
Change in plan assets:
Fair value of plan assets at beginning of year	25,144	22,646	21,821
Actual return on plan assets	355	3,236	2,872
Employer contributions	—	1,335	—
Benefits paid	—	(2,073)	(2,047)
Transferred with the sale of the Global Pump Solutions business	(25,499)	—	—
Fair value of plan assets at end of year	—	25,144	22,646
Funded status at end of year	$—	$479	$(4,114)
Weighted-average assumptions used to determine benefit obligations for the year ended December 31:
Discount rate	—	5.35%	4.70%

The funded status as of December 31, 2025, 2024 and 2023, was zero, $0.5 million, and $(4.1) million, respectively, and was recognized in "Deferred charges and other assets" or "Other liabilities" within the Consolidated Balance Sheets.

The details of net periodic benefit cost for pension benefits included in the accompanying Consolidated Statements of Income were as follows:

	December 31,
(in thousands)	2025	2024	2023
Interest cost	$318	$1,215	$1,274
Expected return on plan assets	(335)	(1,223)	(1,142)
Amortization of net loss	9	226	297
Net periodic benefit (expense) income	$(8)	$218	$429

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

	December 31,
(in thousands)	2025	2024	2023
Net gain	$—	$(3,249)	$(1,548)
Amortization of net actuarial loss	(9)	(226)	(297)
Total recognized in other comprehensive income	$(9)	$(3,475)	$(1,845)
Total recognized in net periodic benefit cost and other comprehensive income	$(17)	$(3,257)	$(1,416)

Weighted-average assumptions used to determine net periodic benefit costs were as follows:

	December 31,
	2025	2024	2023
Discount Rate	—	4.70%	4.90%
Expected return on assets	—	5.50%	5.50%

The basis of the long-term rate of return assumption reflected the asset mix for the pension plan of approximately 20% to 40% debt securities and 60% to 80% equity securities with assumed average annual returns of approximately 4% to 6% for debt securities and 8% to 12% for equity securities. The investment portfolio for the pension plan was adjusted periodically to maintain the current ratios of debt securities and equity securities. Additional consideration was given to the historical returns for the pension plan as well as future long range projections of investment returns for each asset category. The long-term rate of return also considered administrative expenses of the plan.

Benefits under the plan were not based on wages and, therefore, future wage adjustments had no effect on the projected benefit obligation.

During 2024 and 2023, the Company updated the mortality tables (RP-2021 Total Mortality Table, RP-2020 Total Mortality Table, and RP-2019 Total Mortality Table for each respective year) in the underlying assumptions used to determine the benefit obligation.

Pension plan assets were invested in trusts comprised primarily of investments in various debt and equity funds. A fiduciary committee established the target asset mix and monitors asset performance. The expected rate of return on assets included the determination of a real rate of return for equity and fixed income investment applied to the portfolio based on their relative weighting, increased by an underlying inflation rate.

The Company's defined benefit pension plan asset allocation by asset category was as follows:

	Percentage of Plan Assets
	2025	2024
Asset Category:
Cash and cash equivalents	—	1%
Equity securities	—	74%
Debt securities	—	25%
Total	—	100%

No contributions were made in 2025 or 2023. The Company made contributions to the pension plan of $1.3 million during the year ended December 31, 2024.

Fair Value Measurements of Pension Plan Assets

Following is a description of the valuation methodologies used for pension assets measured at fair value:

Cash and cash equivalents: Cash and cash equivalents consisted primarily of cash on deposit in money market funds. Cash and cash equivalents were stated at cost, which approximates fair value.

Equity securities: Equity securities consisted of various managed funds that invest primarily in common stocks. These securities were valued at the net asset value of shares held by the plan at year end. The net asset value was calculated based on the underlying shares and investments held by the funds.

Debt securities: Debt securities consisted of U.S. government and agency securities, corporate bonds and notes, and managed funds that invest in fixed income securities. U.S governmental and agency securities were valued at closing prices reported in the active market in which the individual securities are traded. Corporate bonds and notes were valued using market inputs including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may have been prioritized differently at certain times based on market conditions. Managed funds were valued at the net asset value of shares held by the plan at year end. The net asset value was calculated based on the underlying investments held by the fund.

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

The levels assigned to the defined benefit plan assets as of December 31, 2024 are summarized in the tables below:

(in thousands)	Level 1	Level 2	Level 3	Total
Pension assets, at fair value:
Cash and cash equivalents	$198	$—	$—	$198
Equity securities	18,622	—	—	18,622
Debt securities	6,324	—	—	6,324
Total assets	$25,144	$—	$—	$25,144

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

The Company’s participation in these plans for the year ended December 31, 2025, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2025 is for the plan’s year-end at December 31, 2024. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status 2012	FIF/RP Status Pending/Implemented	Surcharge Imposed	Expiration of Collective Bargaining Agreement
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Green	FIF: Yes - Implemented RP: Yes - Implemented	No	Various
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256/001	Green	Is not subject	No	April 30, 2026

Kirk and Blum was listed in the Sheet Metal Workers Local No. 177 Pension Fund’s Form 5500 as providing more than five percent of total contributions for the year ended December 31, 2024. The Company was not listed in any of the other plans’ Forms 5500 as providing more than five percent of the total contributions for the plans and plan years. At the date the financial statements were issued, Forms 5500 were not available for the plan years ended December 31, 2025.

The Company has no current intention of withdrawing from any plan and, therefore, no liability has been provided in the accompanying consolidated financial statements.

Amounts charged to pension expense under the above plans including the multi-employer plans totaled zero, $0.2 million, and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company has a 401(k) savings retirement plan for employees of certain of its subsidiaries. The plan covers substantially all employees who have 30 days of service, and who have attained 18 years of age. The plan allows the Company to make discretionary contributions and provides for employee salary deferrals of up to 100%. The Company made aggregate matching contributions and discretionary contributions of $3.2 million, $2.3 million, and $2.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.

11.
Leases

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

In determining its ROU assets and lease liabilities, the Company applies a discount rate to the minimum lease payments within each lease agreement. When the Company cannot readily determine the discount rate implicit in the lease agreement, it utilizes its fully collateralized incremental borrowing rate. To estimate its specific incremental borrowing rates the Company considers, among other factors, interest rates on its existing credit facilities, risk-free rates, the type of asset(s) being leased, and the term of the associated lease.

The components of lease expense were as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$7,119	$6,146	$4,643
Finance lease cost:
Amortization of right-of-use assets	77	309	232
Interest on lease liability	53	232	289
Total finance lease cost	130	541	521
Total lease cost	$7,249	$6,687	$5,164

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,710	$5,594	$4,567
Operating cash flows from finance leases	53	232	289
Financing cash flows from finance leases	234	925	907
Right of use assets obtained in exchange for lease obligations
Operating leases	6,789	13,669	7,697

Supplemental balance sheet information related to leases was as follows:

	Year ended December 31,
(in thousands)	2025	2024
Operating leases
Right-of-use assets from operating leases	$28,251	$25,102

Accrued expenses	$4,642	$4,262
Operating lease liabilities	22,961	20,230
Total operating lease liabilities	$27,603	$24,492

Finance leases
Property, plant and equipment, net	$—	$1,711

Accrued expenses	$—	$743
Other liabilities	—	4,101
Total finance lease liabilities	$—	$4,844

Weighted-average remaining lease term were as follows:

	Year ended December 31,
	2025	2024
Operating leases	8 years	9 years
Finance leases	—	7 years
Weighted-average discount rate
Operating leases	6.3%	6.4%
Finance leases	—	4.6%

As of December 31, 2025, maturities of lease liabilities were as follows:

(in thousands)	Operating Leases
2026	$7,417
2027	6,917
2028	5,577
2029	4,469
2030	3,187
Thereafter	8,628
Total minimum lease payments	$36,195
Less imputed interest	(8,592)
Lease liability	$27,603

12.
Commitments and Contingencies

Legal Proceedings

The Company is subject to routine legal claims, proceedings, and investigations associated with contract and employment-related litigation matters, warranty claims, asbestos matters, and audits of state and local tax returns arising in the ordinary course of its business. The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. The Company regularly assesses such matters to determine the degree of probability that it will incur a material loss as a result of such matters, as well as the range of possible loss. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated.

Based upon information presently available, and in light of legal and other factual defenses available to the Company, the Company does not believe that it is reasonably possible that such litigation will have a material adverse effect on the Company’s financial condition, future operating results or liquidity.

13.
Income Taxes

Income before income taxes was generated in the United States and globally as follows:

(in thousands)	2025	2024	2023
Domestic	$63,690	$8,222	$7,444
Foreign	19,155	9,469	14,081
Total income before income taxes	$82,845	$17,691	$21,525

Certain of the Company’s undistributed earnings of its foreign subsidiaries are not permanently reinvested, as management intends to repatriate foreign-held cash as needed to meet domestic cash needs for operating, investing, and financing activities. A liability of $1.3 million has been recorded for the deferred taxes on such undistributed foreign earnings as of December 31, 2025. The deferred taxes are attributable primarily to the foreign withholding taxes that would become payable should the Company repatriate cash held in its foreign operations.

Income tax expense consisted of the following for the years ended December 31:

(in thousands)	2025	2024	2023
Current tax expense:
Federal	$15,361	$2,829	$3,940
State	847	754	1,100
Foreign	7,218	3,359	2,107
Total current tax expense	23,426	6,942	7,147
Deferred tax expense (benefit):
Federal	5,139	(1,905)	(495)
State	695	(295)	(208)
Foreign	478	(1,472)	580

Total deferred tax expense (benefit)	6,312	(3,672)	(123)
Total income tax expense:
Federal	20,500	924	3,445
State	1,542	459	892
Foreign	7,696	1,887	2,687
Total income tax expense	$29,738	$3,270	$7,024

The income tax expense differs from the statutory rate due to the following for the years ending December 31:

(in thousands)	2025
	Amount	Percent
United States federal statutory income tax rate	$17,398	21.00%
Domestic federal:
Cross-border tax laws
Global intangible low-taxed income	903	1.09%
Other	36	0.04%
Tax credits
Foreign tax credits	(1,141)	-1.38%
Other	(551)	-0.66%
Changes in valuation allowances	(744)	-0.90%
Nontaxable and nondeductible items
Share-based payment awards	(1,867)	-2.25%
Excess Compensation	4,012	4.84%
Other	526	0.64%
Other
Divestiture	6,041	7.29%
Other	(184)	-0.22%
Domestic state and local income taxes, net of federal income tax effect	1,364	1.65%
Foreign tax effects
Netherlands
Provision-to-return adjustments	1,653	2.00%
Other	597	0.72%
United Arab Emirates
Statutory rate difference between United Arab Emirates and United States	1,005	1.21%
Other	(273)	-0.33%
Other foreign jurisdictions	904	1.09%
Changes in unrecognized tax benefits	58	0.07%
Total	$29,738	35.89%

(in thousands)	2024	2023
Tax expense at statutory rate	$3,715	$4,488
Increase (decrease) in tax resulting from:
State income tax, net of federal benefit	$296	$541
Capital loss carryforward	$(618)	$—
Other permanent differences	961	290
Impact of rate differences and adjustments	1,438	(1,046)
United States tax credits and incentives	(534)	(532)
Foreign tax credits and incentives	(3,142)	(812)
Change in valuation allowance	(1,508)	1,782
Foreign withholding taxes on repatriation of foreign earnings	253	(592)
Earnout expense (income)	28	85
Equity compensation	(82)	460
Excess compensation	859	360
Provision-to-return adjustments	(468)	528
Investment in joint venture	(371)	(155)
Net effect GILTI and FDII	2,871	1,400
Other	(428)	227
Total tax expense	$3,270	$7,024

In 2025, state and local income taxes in California, New York, Illinois, and Arizona comprise the majority of the domestic state and local income taxes, net of federal effect category. In 2024, state and local income taxes in Texas and Minnesota comprise the majority of the domestic state and local income taxes, net of federal effect category. In 2023, state and local income taxes in Tennessee, Pennsylvania, New York, and California comprise the majority of the domestic state and local income taxes, net of federal effect category.

Deferred income taxes reflect the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and tax credit carry forwards. The net deferred tax liabilities consisted of the following at December 31:

(in thousands)	2025
Gross deferred tax assets:
Net operating loss carry-forwards	$6,809
Leases	6,395
Reserves on assets	2,080
Tax credit carry-forwards	1,923
Accrued expenses	841
Share-based compensation awards	789
Investment in Partnership	729
Prepaid expenses and inventory	657
Section 174	440
Other	176
Total gross deferred tax assets	20,839
Valuation allowances	(8,349)
12,491
Gross deferred tax liabilities:
Goodwill and intangibles	(26,840)
Leases	(6,248)
Depreciation	(5,228)
Withholding tax on unremitted foreign earnings	(1,323)
Revenue recognition	(319)
Minimum pension / post retirement	(3)
Prepaid expenses and inventory	—
(39,961)
Net deferred liabilities	$(27,471)

(in thousands)	2024	2023
Gross deferred tax assets:
Accrued expenses	$3,135	$729
Reserves on assets	2,370	2,769
Share-based compensation awards	731	372
Minimum pension	-	920
Net operating loss carry-forwards	3,437	3,785
Tax credit carry-forwards	2,461	2,302
Investment in joint venture	1,333	926
Leases	6,020	3,699
Research and development costs	4,549	3,857
Total gross deferred tax assets	24,036	19,359
Valuation allowances	(5,415)	(6,545)
	$18,621	$12,814

Gross deferred tax liabilities:
Depreciation	(2,099)	(1,809)
Goodwill and intangibles	(19,652)	(14,299)
Prepaid expenses and inventory	(45)	(95)
Withholding tax on unremitted foreign earnings	(915)	(662)
Leases	(5,883)	(3,571)
Revenue recognition	(407)	(694)
Minimum pension	(106)	—
Other	130	(218)
Total gross deferred tax liabilities	(28,977)	(21,348)
Net deferred tax liabilities	$(10,356)	$(8,534)

As of December 31, 2025, federal net operating loss carry forwards total $3.7 million, which expire from 2029 to 2034. As of December 31, 2025, state and local net operating loss carry forwards total $46.5 million, which expire from 2026 to 2045. The Company has recorded a valuation allowance on certain of these net operating loss carry forwards to reflect expected realization. The Company also has net operating loss carry forwards in foreign jurisdictions totaling $22.3 million. As of December 31, 2025 and 2024, the Company has recorded a valuation reserve, including but not limited to net operating losses, in the amount of $7.9 million and $5.4 million, respectively. The changes in the valuation allowance resulted in additional income tax expense (benefit) of $2.5 million, $(1.1) million, and $1.5 million in 2025, 2024, and 2023, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on this assessment, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2025. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

A reconciliation of the beginning and ending amount of uncertain tax position reserves included in Other liabilities on the Consolidated Balance Sheets is as follows:

(in thousands)	2025	2024
Balance as of January 1,
Tax positions	1,063	136
Additions for tax positions of acquired company	141	927
Balance as of December 31,	$1,204	$1,063

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Total accrued penalties and net accrued interest was $0.1 million and zero as of December 31, 2025 and 2024, respectively. The balance of total unrecognized tax benefits at December 31, 2025 and 2024, are potential benefits of $1.2 million and $1.1 million, respectively, that if recognized, would affect the effective rate on income from continuing operations. Tax years going back to 2019 remain open for examination by all significant federal, state and foreign authorities.

Income taxes paid consisted of the following for the year ended December 31, 2025:

(in thousands)	2025
US federal	$17,530
US state and local
Other	2,291
Foreign
Netherlands	2,314
Canada	1,276
Other	1,320
Total	$24,731

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

(in thousands)
Current assets (including cash and cash equivalents of $22,675 and accounts receivable of $14,151)	$54,867
Property and equipment	17,416
Intangible - finite life	41,810
Goodwill	25,572
Other assets	801
Total assets acquired	140,466
Current liabilities assumed	(8,567)
Deferred income tax liability	(11,226)
Other liabilities assumed	(291)
Net assets acquired	$120,382

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

During the year ended December 31, 2025, Profire accounted for $62.7 million in revenue and $1.6 million in net income, in the Company's results.

Verantis Environmental Solutions Group

On December 17, 2024, the Company acquired 100% of the equity interests of Verantis Environmental Solutions Group ("Verantis") for $69.2 million in cash, which was financed with a draw on the Company's revolving credit facility. Verantis is a global leader in engineering services and environmental systems that focuses on process improvement in a wide range of general industrial and high technology processes within the Industrial Processing Solutions segment. During 2025, the Company recorded measurement period adjustments and an increase in consideration of $3.7 million related to the acquisition of Verantis, resulting in an increase to goodwill, other liabilities, and deferred income tax liability as of the acquisition date of $10.2 million, $0.2 million, and $2.8 million, respectively, and decrease to other assets of $0.1 million and current assets of $3.3 million, including $3.0 million of accounts receivable. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $8,661)	$17,812
Property and equipment	373
Intangible - finite life	22,070
Goodwill	54,834
Total assets acquired	95,089
Current liabilities assumed	(17,624)
Deferred income tax liability	(7,135)
Other liabilities assumed	(1,161)
Net assets acquired	$69,169

The Company acquired technology, customer lists and tradename intangible assets valued at $2.4 million, $17.0 million and $2.6 million, respectively. These assets were determined to have useful lives of 7, 10 and 10 years, respectively.

During the year ended December 31, 2024, Verantis accounted for $2.4 million in revenue and $0.2 million of net income in the Company's results.

WK Group

On October 2, 2024, the Company acquired 100% of the equity interests of WK Germany KG, GmbH and WK Asia-Pacific Pte. Ltd. (collectively, "WK Group") for $6.8 million in cash, which was financed with a draw on the Company's revolving credit facility. As additional consideration in the acquisition of WK Group, the former owners of WK Group were also entitled to earn-out payments up to $27.5 million based upon specified financial results through September 30, 2025. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $6.3 million, recorded within "Other liabilities" on its Consolidated Balance

Sheets as of December 31, 2024. During the second quarter of 2025, the Company recorded a fair value adjustment such that the earn-out liability was reduced to zero. The associated gain of $7.4 million, inclusive of $1.1 million of foreign currency adjustments, was recorded within "Other operating expense" on the Consolidated Statements of Income. No additional adjustments were necessary at the expiration of the earn-out period in the third quarter of 2025. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy. WK Group designs and engineers a broad range of cutting-edge technical equipment and systems for process and environmental and surface technology applications, as well as innovative sustainable solutions within the Industrial Processing Solutions segment. During 2025, the Company recorded measurement period adjustments related to the acquisition of WK Group, resulting in increases to goodwill, deferred income tax liability and other liabilities as of the acquisition date of $9.8 million, $2.6 million and $0.7 million, respectively, and decrease of $6.5 million in current assets, including a decrease of $2.3 million of accounts receivable. These adjustments relate to working capital and the associated tax balances. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including accounts receivable of $7,438)	$13,819
Property and equipment	853
Intangible - finite life	3,114
Goodwill	12,732
Other assets	415
Total assets acquired	30,933
Current liabilities assumed	(14,997)
Deferred income tax liability	(806)
Other liabilities assumed	(2,051)
Net assets acquired	$13,079

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

During the year ended December 31, 2023, the Company acquired Kemco Systems Co., LLC ("Kemco"). As additional consideration in the acquisition of Kemco Systems Co., LLC ("Kemco"), the former owners of Kemco are entitled to earn-out payments up to $4.0 million based upon specified financial results through August 31, 2026. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $2.2 million. As of December 31, 2024, the earnout liability recorded in "Accrued expenses" on its Consolidated Balance Sheets was $0.1 million, reflecting earnout payments of $2.8 million made in the year ended December 31, 2024 and fair value adjustments of $0.7 million during the year ended December 31, 2024. During the year ended December 31, 2025, the Company reduced the earnout to zero. The fair value adjustments were recorded in "Other operating expense" on the Consolidated Statement of Income. This fair value measurement is based on inputs not observable in the market, which is considered Level 3 on the fair value hierarchy.

During the year ended December 31, 2023, Kemco accounted for $13.1 million in revenue and $2.0 million of net income included in the Company’s results. During the year ended December 31, 2023, the Company also acquired Transcend Solutions which accounted for $10.3 million in revenue and $1.7 million of net income included in the Company’s results, and Malvar Engineering Limited, including its subsidiaries Arkanum Management Limited and Wakefield Acoustics Limited, which accounted for $13.8 million in revenue and $1.3 million of net income included in the Company’s results.

The Company has finalized the valuation of assets acquired and liabilities assumed related to these acquisitions.

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

The following unaudited pro forma financial information represents the Company’s results of operations as if these acquisitions had occurred at the beginning of the fiscal year prior to the acquisition:

	December 31,
(in thousands, except per share data)	2025	2024	2023
Net sales	$774,381	$701,265	$642,670
Net income attributable to CECO Environmental Corp.	$50,051	$10,164	$17,362
Earnings per share:
Basic	$1.42	$0.29	$0.50
Diluted	$1.37	$0.28	$0.49

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

Amounts related to the transaction are as follows:

(in thousands)
Proceeds from sale of Global Pump Solutions business	$107,808
Less: Assets transferred
Accounts receivable, net	(4,230)
Inventories	(9,268)
Property and equipment	(5,247)
Goodwill	(26,838)
Intangible assets – finite life, net	(4,029)
Pension plan assets	(425)
Other assets	(119)
Less: Transaction costs	(616)
Plus: Liabilities transferred
Accounts payable	1,024
Accrued expenses	1,731
Other liabilities assumed	3,910
Gain on sale of Global Pump Solutions business	$63,701
16.
Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end markets that the segment serves and are presented in two reportable segments. Segment profit is reviewed quarterly by the chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, for the purposes of allocating resources, including personnel, capital, and financial resources, and assessing performance, including the monitoring of budget versus actual results. During the fourth quarter of 2025, management updated the definition of the segment profit measure used by the CODM. The presentation of prior period segment information has been recast to conform to this updated measure. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements.

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

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated net income before taxes is as follows for the year ended December 31, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$544,298	$230,083	$774,381
Direct cost of sales	333,000	146,525
Shop burden	14,653	10,977
Selling expense	32,012	12,741
Project engineering expense	18,393	10,991
General and administrative expense	34,406	11,410
Gain on the sale of Global Pump Solutions	—	(63,701)
Segment profit	111,834	101,140	212,974
Stock-based compensation			13,105
Amortization of intangible assets			16,166
Other corporate expenses(1)			77,844
Interest expense			20,913
Other profit or loss(2)			2,101
Total consolidated income before income taxes			$82,845

(1) Includes corporate compensation, professional services, information technology, and other general, administrative corporate expenses.
(2) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the year ended December 31, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$3,514	$2,006
Depreciation and amortization(3)	12,623	7,912

(3) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated net income before taxes is as follows for the year ended December 31, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$384,025	$173,908	$557,933
Direct cost of sales	241,616	99,946
Shop burden	8,367	11,857
Selling expense	21,999	11,993
Project engineering expense	13,821	7,850
General and administrative expense	19,085	9,939
Segment profit	79,137	32,323	111,460
Stock-based compensation			7,514
Amortization of intangible assets			8,723
Other corporate expenses(1)			59,820
Interest expense			13,020
Other profit or loss(2)			4,692
Total consolidated income before income taxes			$17,691

(1) Includes corporate compensation, professional services, information technology, and other general, administrative corporate expenses.
(2) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the year ended December 31, 2024:

(in thousands)	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$3,926	$2,863
Depreciation and amortization(3)	7,331	4,678

(3) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated net income before taxes is as follows for the year ended December 31, 2023:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$380,108	$164,737	$544,845
Direct cost of sales	254,258	100,394
Shop burden	7,563	11,614
Selling expense	17,933	11,832
Project engineering expense	11,359	5,588
General and administrative expense	23,370	10,003
Segment profit	65,625	25,306	90,931
Stock-based compensation			4,533
Amortization of intangible assets			7,446
Other corporate expenses(1)			44,383
Interest expense			13,416
Other profit or loss(2)			(372)
Total consolidated income before income taxes			$21,525

(1) Includes corporate compensation, professional services, information technology, and other general, administrative corporate expenses.
(2) Includes foreign exchange (gain) loss and pension expense.

Other segment information is as follows for the year ended December 31, 2023:

(in thousands)	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$2,070	$2,827
Depreciation and amortization(3)	5,820	4,352

(3) The amounts of depreciation and amortization disclosed by reportable segment are included within the other segment expense captions, such as shop burden or general and administrative expense.

No single customer represented greater than 10% of consolidated net sales or accounts receivable for 2025, 2024, or 2023.

Geographic Information

Net sales by geographic area are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
United States	$513,463	$376,281	$364,483
Netherlands	62,995	52,629	51,149
United Kingdom	56,267	62,961	51,066
China	48,835	30,622	24,660
Other	92,821	35,440	53,487
Total net sales	$774,381	$557,933	$544,845

The geographical area data for net sales is based upon the country location of the Company's business unit generating such sales.

Long-lived assets by geographic area are as follows:

	Year ended December 31,
(in thousands)	2025	2024
United States	$359,584	$332,162
China	39,205	36,315
United Kingdom	27,761	27,003
Other	57,038	33,248
Total long-lived assets	$483,587	$428,728

The geographical area data for long-lived assets is based upon physical location of such assets.

17. Subsequent Events

Merger Agreement with Thermon Group Holdings, Inc.

On February 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Longhorn Merger Sub, Inc. and Longhorn Merger Sub LLC, each a direct wholly owned subsidiary of the Company (together, the “Merger Subs”), and Thermon Group Holdings, Inc. (“Thermon”), pursuant to which the parties agreed to effect the merger transactions contemplated thereby (the “Merger”).

Under the terms of the Merger Agreement and at the effective time of the Merger, each share of common stock, par value $0.001 per share, of Thermon (“Thermon Common Stock”), issued and outstanding immediately prior to the effective time (other than those shares of Thermon Common Stock excluded or constituting dissenting shares pursuant to the Merger Agreement), will be automatically converted into the right to receive from the Company, at the holder’s election and subject to proration, either (i) mixed consideration consisting of 0.6840 shares of the Company’s common stock and $10.00 of cash per share, (ii) $63.89 of cash per share or (iii) 0.8110 shares of the Company’s common stock per share (collectively, the "Merger Consideration"). The Company expects to seek stockholder approval for the issuance of shares of Company common stock in the transaction and Thermon will seek Thermon stockholder approval of the Merger Agreement.

The completion of the Merger is subject to customary closing conditions, including, among others, approval by the Company’s and Thermon’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of a registration statement on Form S-4 to be filed by the Company, approval for listing on Nasdaq of the shares of Company common stock to be issued in the transaction, and other customary regulatory approvals and conditions.

The Company expects to account for the acquisition as a business combination under ASC 805. The preliminary purchase price allocation and the related effects on the consolidated financial statements have not been determined as of the date of issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and made known to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of December 31, 2025 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for the preparation and accuracy of the financial statements and other information included in this report. Under the supervision and with the participation of management, including the Company’s CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2025.

Management excluded from its assessment of internal control over financial reporting as of December 31, 2025 the internal control over financial reporting of Profire Energy, Inc. (“Profire”), which the Company acquired on January 3, 2025. Profire represents 8% of revenues of the consolidated financial statements for the year ended December 31, 2025. Management has excluded Profire from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025 because it was not practical for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment. See a discussion of this in Note 14, Acquisitions.

Identification of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following deficiencies in our control environment, control activities and monitoring activities that constitute material weaknesses, either individually or in the aggregate, as of December 31, 2025:

1.
At the Verantis Environmental Solutions Group ("Verantis") business, which was acquired in December 2024, we did not appropriately integrate the entity into our established governance and control framework; did not retain sufficient resources with appropriate levels of knowledge, experience, and training to support accounting and financial reporting processes and control objectives at this business; failed to implement effective controls over the segregation of duties and certain information technology controls; and did not develop and perform ongoing evaluations to ascertain whether the components of internal control were present and functioning.

2.
We did not consistently assess the proper level of completeness and accuracy of information used in the execution of controls related to balance sheet reconciliations.

These material weaknesses did not result in any material misstatement in our interim or audited financial statements or disclosures, and there were no changes required to any of our previously released interim or audited consolidated financial statements.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Management’s Plan for Remediation of the Material Weaknesses

We are committed to maintaining strong internal control over financial reporting. Management, with the oversight of the Audit Committee of the Board of Directors, is taking comprehensive actions to remediate the material weaknesses described above. Our remediation plan includes the following:

•
We are updating control documentation, expanding education and training, and ensuring that controls are prepared and reviewed at the appropriate level of precision.

•
We have hired and will continue to hire accounting and finance personnel with the requisite skills and expertise to perform control activities related to the financial close process. We will continue to augment our internal resources by engaging external consultants with technical experience in accounting, financial reporting, and internal controls, until we add sufficient in-house skills to our staff.

•
We will continue to focus on enhancing our information technology controls, specifically the assessment and integration of such controls at newly acquired entities.

•
With the guidance and participation of our internal audit function, we will develop an enhanced monitoring program to (1) evaluate and assess whether controls are present and functioning in a timely manner and (2) hold individuals accountable for their internal control responsibilities.

The material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the above measures will remediate the control deficiencies identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses above, there were no changes during the quarter ended December 31, 2025 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its CEO and CFO, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of CECO Environmental Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CECO Environmental Corp and subsidiaries (the “Company”) as December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Profire Energy, Inc. business, which was acquired on January 2, 2025, and whose financial statements constitute 8% of revenues of the consolidated financial statements for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting for the Profire Energy, Inc. business.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified in the Company’s control environment, control activities, and monitoring activities and included in management’s assessment:

The Company identified material weaknesses at the Verantis Environmental Solutions Group (Verantis) component, which was acquired in December 2024, as the Company did not appropriately integrate the entity into their established governance and control framework; did not retain sufficient resources with appropriate levels of knowledge, experience, and training to support accounting and financial reporting processes and control objectives at this business; failed to implement effective controls over the segregation of duties and certain information technology controls; and did not develop and perform ongoing evaluations to ascertain whether the components of internal control were present and functioning.

Additionally, the Company did not consistently assess the proper level of completeness and accuracy of information used in the execution of controls related to balance sheet reconciliations.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 2, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plans

(b)

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from December 31, 2025 (the “Proxy Statement”). Reference is also made to the information appearing in Item 1 of Part I of this Annual Report on Form 10-K under the caption “Business— Executive Officers of CECO.”

Item 11. Executive Compensation

The information called for by this Item 11 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 of Part III of Form 10-K is incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

December 31, 2025	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights, compensation plans	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2017 Equity and Incentive Compensation Plan [1]	—	$—	—
2021 Equity and Incentive Compensation Plan [2]	1,574,197	$21.32	428,377
2020 Employee Stock Purchase Plan [3]	—	$—	1,116,624
Equity compensation plans not approved by security holders [4]	915,106	$10.52	—
Total	2,489,303		1,545,001

(1)
The 2017 Equity and Incentive Compensation Plan was replaced with the 2021 Equity and Incentive Compensation Plan and no further grants will be made under the 2017 Plan. The 2017 Plan remains in effect solely for the continued administration of the awards currently outstanding under the 2017 Plan.
(2)
The 2021 Equity and Incentive Compensation Plan was approved by our stockholders on May 25, 2021.
(3)
The Employee Stock Purchase Plan was approved by our stockholders on June 11, 2020.
(4)
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

Exhibit Number

2.1

Agreement and Plan of Merger, dated as of February 23, 2026, by and among the Company, Merger Sub Inc., Merger Sub LLC and Thermon. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2026)

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

^10.2

Nonqualified Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.3

Nonqualified Premium Stock Option Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.4

Restricted Stock Units Inducement Award Agreement, by and between CECO Environmental Corp. and Todd Gleason, dated as of July 6, 2020 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-239707) filed on July 6, 2020)

^10.5

Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2015)

^10.6

Form of Incentive Stock Option Agreement under the Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

^10.7

Form of Non-Statutory Stock Option Agreement under the Second Amended and Restated CECO Environmental Corp. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)

^10.8

CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-218030) filed on May 16, 2017)

^10.9

Form of Incentive Stock Option Agreement under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.10

Form of Nonqualified Stock Option Agreement under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.11

Form of Restricted Stock Units Agreement for Directors under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

^10.12

Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2017 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017)

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

Form of Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan, revised March 2024 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

^10.27

Form of Performance-Based Restricted Stock Units Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan, revised March 2024 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

^10.28

Form of Nonqualified Stock Option Agreement for Employees under the CECO Environmental Corp. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

†10.29

Membership Interest Purchase Agreement, dated as of March 31, 2025, by and among Tusk Industrial OpCo Acquisition LLC and Met-Pro Technologies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025)

^10.30

Equity Award Agreement between the Company and Todd R. Gleason, dated June 4, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2025)

^10.31

Equity Award Agreement between the Company and Peter K. Johansson, dated September 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)

†10.32

Fourth Amended and Restated Credit Agreement, dated as of January 30, 2026, among CECO Environmental Corp., its subsidiaries from time to time party thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026)

^10.33	CECO Environmental Corp. Deferred Compensation Plan for Non-Employee Directors

16.1	Letter from BDO USA, P.C. dated March 3, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2025)

19.1	CECO Environmental Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024)

*21.1	Subsidiaries of the Company

*23.1	Consent of BDO USA, P.C.

*23.2	Consent of Deloitte & Touche LLP

*31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

*31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

*32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

*32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

97.1	CECO Environmental Corp. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Chief Financial Officer
March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer and Director:

/S/ TODD GLEASON	March 2, 2026
Todd Gleason Chief Executive Officer and Director

Principal Financial Officer:

/S/ PETER JOHANSSON	March 2, 2026
Peter Johansson Chief Financial Officer

Principal Accounting Officer:

/S/ KIRIL KOVACHEV	March 2, 2026
Kiril Kovachev Chief Accounting Officer
Directors:

/S/ JASON DEZWIREK	March 2, 2026
Jason DeZwirek Chairman of the Board and Director

/S/ ROBERT E. KNOWLING JR.	March 2, 2026
Robert E. Knowling Jr. Director

/S/ CLAUDIO A. MANNARINO	March 2, 2026
Claudio A. Mannarino Director

/S/ MUNISH NANDA	March 2, 2026
Munish Nanda Director

/S/ VALERIE GENTILE SACHS	March 2, 2026
Valerie Gentile Sachs Director

/S/ LAURIE A. SIEGEL	March 2, 2026
Laurie A. Siegel Director

/S/ RICHARD F. WALLMAN	March 2, 2026
Richard F. Wallman Director