Form 10-Q
period 2026-03-31
CECO ENVIRONMENTAL CORP
filed 2026-04-30
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 35,873,031 shares of common stock, par value $0.01 per share, as of April 17, 2026.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2026

CECO ENVIRONMENTAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$45,411	$33,144
Restricted cash	96	83
Accounts receivable, net of allowances of $5,306 and $9,866	278,528	172,909
Costs and estimated earnings in excess of billings on uncompleted contracts	103,720	115,614
Inventories	60,175	53,996
Prepaid expenses and other current assets	40,739	29,450
Prepaid income taxes	10,564	4,986
Total current assets	539,233	410,182
Property, plant and equipment, net	48,092	47,808
Right-of-use assets from operating leases	29,181	28,251
Goodwill	291,128	288,163
Intangible assets – finite life, net	99,167	96,966
Intangible assets – indefinite life	9,678	9,705
Deferred income taxes	—	449
Deferred charges and other assets	10,896	12,245
Total assets	$1,027,375	$893,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$5,340	$1,879
Accounts payable	137,594	117,848
Accrued expenses	71,212	57,639
Billings in excess of costs and estimated earnings on uncompleted contracts	184,223	123,726
Income taxes payable	7,424	4,738
Total current liabilities	405,793	305,830
Other liabilities	7,033	3,317
Debt, less current portion	247,907	210,559
Deferred income tax liability, net	26,336	27,920
Operating lease liabilities	23,106	22,961
Total liabilities	710,175	570,587
Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 35,840,781 and 35,644,537 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	357	355
Capital in excess of par value	264,595	269,453
Retained earnings	56,223	56,621
Accumulated other comprehensive loss	(8,976)	(8,901)
Total CECO shareholders' equity	312,199	317,528
Noncontrolling interest	5,001	5,654
Total shareholders' equity	317,200	323,182
Total liabilities and shareholders' equity	$1,027,375	$893,769

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2026	2025
Net sales	$205,919	$176,697
Cost of sales	142,000	114,535
Gross profit	63,919	62,162
Selling and administrative expense	46,091	53,542
Amortization expense	4,003	3,096
Acquisition and integration expense	10,280	8,143
Gain on sale of Global Pump Solutions business	—	(64,502)
Other operating expense	1,670	13
Income from operations	1,875	61,870
Other expense	1,392	594
Interest expense	4,230	6,217
(Loss) income before income taxes	(3,747)	55,059
Income tax (benefit) expense	(3,499)	18,617
Net (loss) income	(248)	36,442
Noncontrolling interest	150	458
Net (loss) income attributable to CECO Environmental Corp.	$(398)	$35,984
Loss (earnings) per share:
Basic	$(0.01)	$1.03
Diluted	$(0.01)	$0.98
Weighted average number of common shares outstanding:
Basic	35,690,813	35,028,301
Diluted	35,690,813	36,689,320

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Net (loss) income	$(248)	$36,442
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(75)	1,519
Comprehensive (loss) income	$(323)	$37,961

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2025	35,645	$355	$269,453	$56,621	$(8,901)	$5,654	$323,182
Net (loss) income	—	—	—	(398)	—	150	(248)
Restricted stock units issued	175	—	(5,818)	—	—	—	(5,818)
Share based compensation earned	21	2	960	—	—	—	962
Translation loss	—	—	—	—	(75)	—	(75)
Noncontrolling interest distributions	—	—	—	—	—	(803)	(803)
Balance March 31, 2026	35,841	$357	$264,595	$56,223	$(8,976)	$5,001	$317,200

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2024	34,978	$349	$255,211	$6,570	$(14,441)	$4,204	$251,893
Net income	—	—	—	35,984	—	458	36,442
Restricted stock units issued	260	3	(3,045)	—	—	—	(3,042)
Share based compensation earned	12	—	3,641	—	—	—	3,641
Translation gain	-	—	—	—	1,519	—	1,519
Noncontrolling interest distributions	-	—	—	—	—	(402)	(402)
Balance March 31, 2025	35,250	$352	$255,807	$42,554	$(12,922)	$4,260	$290,051

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(248)	$36,442
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,104	5,115
Unrealized foreign currency loss (gain)	624	(1,142)
Gain on sale of Global Pump Solutions business	—	(64,502)
Loss on sale of property and equipment	(219)	(15)
Debt discount amortization	199	206
Share-based compensation expense	440	3,356
(Recovery) allowance for credit loss	(1,517)	819
Inventory obsolescence expense	1,082	92
Deferred income tax (benefit) expense	(1,152)	166
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(103,137)	16,215
Costs and estimated earnings in excess of billings on uncompleted contracts	11,612	(12,270)
Inventories	(6,851)	(2,416)
Prepaid expense and other current assets	(17,016)	(17,652)
Deferred charges and other assets	1,534	(971)
Accounts payable	19,649	(3,633)
Accrued expenses	12,681	8,865
Billings in excess of costs and estimated earnings on uncompleted contracts	60,667	5,933
Income taxes payable	2,700	17,220
Other liabilities	(252)	(3,524)
Net cash used in operating activities	(13,100)	(11,696)
Cash flows from investing activities:
Acquisitions of property and equipment	(2,589)	(3,385)
Net cash proceeds for sale of Global Pump Solutions business	—	105,860
Cash paid for acquisitions, net of cash acquired	(6,616)	(97,646)
Net cash (used in) provided by investing activities	(9,205)	4,829
Cash flows from financing activities:
Borrowings on revolving credit lines	57,700	148,100
Repayments on revolving credit lines	(14,500)	(27,600)
Repayments of long-term debt	(435)	(420)
Payments on finance leases and financing liability	—	(234)
Deferred financing fees paid	(2,156)	—
Deferred consideration paid for acquisitions	—	(1,000)
Equity awards surrendered by employees for tax liability, net of proceeds from employee stock purchase plan and exercise of stock options	(5,166)	(2,688)
Noncontrolling interest distributions	(803)	(402)
Net cash provided by financing activities	34,640	115,756
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	(414)
Net increase in cash, cash equivalents and restricted cash	12,280	108,475
Cash, cash equivalents and restricted cash at beginning of period	33,227	38,201
Cash, cash equivalents and restricted cash at end of period	$45,507	$146,676
Cash paid during the period for:
Interest	$4,037	$3,987
Income taxes	$486	$2,405

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2026 and the results of operations, cash flows and shareholders’ equity for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026 (the “Form 10-K”). Certain prior period amounts were reclassified to conform to the presentation in the current period.

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

Accounting Standards Adopted in Fiscal 2026

Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating credit losses on current accounts receivable and contract assets. Adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

3. Accounts Receivable

Accounts receivable as of March 31, 2026 and December 31, 2025 consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable	$283,834	$182,775
Allowance for credit losses	(5,306)	(9,866)
Total accounts receivable, net	$278,528	$172,909

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2025, were $159.5 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $9.6 million and $10.9 million at March 31, 2026 and December 31, 2025, respectively. Retainage receivables on contracts in progress are generally collected up to 24 months following contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Allowance for credit losses activity for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$9,866	$8,863
Write-offs	(3,043)	(8)
Recoveries	(1,517)	(192)
Balance at end of period	$5,306	$8,663

4. Contract Assets and Liabilities

Contract assets and liabilities as of March 31, 2026 and December 31, 2025 consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts	$103,720	$115,614
Billings in excess of costs and estimated earnings on uncompleted contracts	184,223	123,726

As of the beginning of the prior year period, or January 1, 2025, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $69.9 million and $81.5 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $14.5 million, $15.3 million and $9.7 million as of March 31, 2026, December 31, 2025 and January 1, 2025, respectively. Approximately 30% of the Company's contract liabilities as of December 31, 2025 were recognized as revenue in the three months ended March 31, 2026.

5. Inventories

Inventories as of March 31, 2026 and December 31, 2025 consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$15,402	$15,398
Work in process	24,297	18,026
Finished goods	20,476	20,572
Total inventories	$60,175	$53,996

Adjustments to the allowance for obsolete inventory, as recorded to cost of sales, amounted to an increase of $1.1 million and increase of $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

6. Goodwill and Intangible Assets

Goodwill and indefinite life intangible asset activity for the three months ended March 31, 2026 and the year ended December 31, 2025 was as follows:

(in thousands)	Three months ended March 31, 2026		Year ended December 31, 2025
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$288,163	$9,705	$269,747	$9,466
Acquisitions	2,671	—	41,769	—
Divestiture	—	—	(26,838)	—
Foreign currency translation	294	(27)	3,485	238
Balance at end of period	$291,128	$9,678	$288,163	$9,705

During the three months ended March 31, 2026, the Company, through its Pinnacle Processes Inc. ("PPI") (formerly known as Effox-Flextor-Mader, Inc.) joint venture, completed the acquisition of Flexible Specialty Products ("FSP"), as discussed in Note 15.

Finite life intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026		December 31, 2025
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$22,314	$15,668	$22,314	$15,155
Customer lists	146,387	65,243	140,337	62,163
Tradenames	17,660	6,494	17,660	6,084
Foreign currency adjustments	117	(94)	87	31
Total intangible assets – finite life	$186,478	$87,311	$180,399	$83,433

Finite life intangible asset activity for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Intangible assets – finite life, net at beginning of period	$96,966	$74,050
Amortization expense	(4,003)	(3,096)
Acquisitions	6,050	41,810
Divestiture	—	(4,029)
Foreign currency adjustments	154	515
Intangible assets – finite life, net at end of period	$99,167	$109,250

Amortization expense of finite life intangible assets was $4.0 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively. Amortization over the next five years for finite life intangibles is expected to be $12.0 million for the remainder of 2026, $15.2 million in 2027, $14.3 million in 2028, $12.9 million in 2029, $11.7 million in 2030, and $33.1 million thereafter. The weighted average amortization periods for finite life intangible assets was 7.7 years as of March 31, 2026, inclusive of weighted average amortization periods for technology, customer lists, and tradenames of 5.4, 8.0, and 7.5 years, respectively.

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

Additionally, property, plant and equipment, right-of-use assets, and finite life intangible assets are reviewed whenever events or changes in circumstances occur that indicate possible impairment. If events or changes in circumstances occur that indicate possible impairment, the impairment review is based on an undiscounted cash flows analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities. When impairment is indicated, the estimated future cash flows are then discounted to determine the estimated fair value of the asset or asset group and an impairment charge is recorded for the difference between the carrying value and the estimated fair value.

The Company did not identify any triggering events that would require an interim impairment assessment, or record an impairment of goodwill, indefinite life intangible assets, finite life intangible assets, right-of-use assets or property, plant and equipment during the three months ended March 31, 2026.

The Company’s assumptions about future conditions important to its assessment of potential impairment are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Contract liability	$14,536	$15,315
Compensation and related benefits	11,602	16,597
Accrued acquisition costs	7,652	5
Accrued warranty	7,222	6,796
Short-term operating lease liability	5,018	4,642
Other	25,182	14,284
Total accrued expenses	$71,212	$57,639

8. Senior Debt

Debt as of March 31, 2026 and December 31, 2025 consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$251,800	$208,600
Total outstanding borrowings under the Credit Facility	251,800	208,600
Outstanding borrowings under the joint venture term debt	5,212	5,647
Unamortized debt discount	(3,765)	(1,809)
Total outstanding borrowings	253,247	212,438
Less: current portion	(5,340)	(1,879)
Total debt, less current portion	$247,907	$210,559

Scheduled principal payments under the Credit Facility and joint venture term debt are $1.4 million for the remainder of 2026, and $3.8 million in 2027. The remaining $251.8 million will be paid upon maturity in 2031.

Credit Facility

On October 7, 2024, the Company entered into the Third Amended and Restated Credit Agreement (the “Legacy Credit Agreement”), among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, which amended and restated in its entirety the Company’s prior credit agreement. The Legacy Credit Agreement provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $400.0 million (the "Legacy Credit Facility”).

On January 30, 2026, the Company entered into the Fourth Amended and Restated Credit Agreement (the “2026 Credit Agreement”), among the Company, its subsidiaries from time to time party thereto, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, which amended and restated in its entirety the Legacy Credit Agreement. The 2026 Credit Agreement provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $700.0 million.

On March 30, 2026, the Company entered into Amendment No. 1 to Fourth Amended and Restated Credit Agreement (the “Amendment”), among the Company, its subsidiaries party thereto, the lenders party thereto (the "Lenders"), and Bank of America, N.A., as administrative agent (the “Agent”), which amends the Credit Agreement (the 2026 Credit Agreement as amended by the Amendment, the “Credit Agreement”). The Amendment provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $740.0 million and adds an incremental senior secured delayed-draw term loan commitment in an initial aggregate principal amount of $235 million (the “Incremental Term A-1 Loan Facility”; together with the Revolving Facility, the “Credit Facility”), subject only to the satisfaction or waiver of the related conditions precedent set forth in the Credit Agreement, including, without limitation, the consummation of the merger and acquisition contemplated by that certain Agreement and Plan of Merger, dated as of February 23, 2026, by and among the Company, Longhorn Merger Sub, Inc., Longhorn Merger Sub LLC, and Thermon Group Holdings, Inc.

As of March 31, 2026 and December 31, 2025, $23.1 million and $23.8 million of letters of credit were outstanding, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s Credit Facility was $119.9 million and $123.6 million at March 31, 2026 and December 31, 2025, respectively. The Company's available borrowing capacity under the Credit Facility is defined as the lower of (a) the Credit Facility amount less outstanding borrowings and Letters of Credit on the Credit Facility, and (b) the Company's trailing twelve month EBITDA, as defined in the Credit Agreement, by a factor of the maximum leverage ratio, less outstanding borrowings on the Credit Facility. Revolving loans may be borrowed, repaid and reborrowed until January 30, 2031, at which time all outstanding balances of the Credit Facility must be repaid.

The Legacy Credit Facility accrued interest (a) with respect to base rate loans, at an annual rate equal to an applicable rate of between 0.75% and 2.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate equal to the highest of (1) the Agent’s prime rate, (2) the federal funds rate plus one-half of 1.00%, (3) Daily Simple SOFR (as defined in the Legacy Credit Agreement) plus 1.00% and (4) 1.00%, (b) for all other loans, at an annual rate equal to an applicable rate of between 1.75% and 3.25% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate determined based on the denominated currency and, as applicable pursuant to the Legacy Credit Agreement, whether the Company has elected for interest on such loans to accrue at a daily rate or a term rate: (a) for term rate loans, if denominated (1) in U.S. Dollars,
Term SOFR (as defined in the Legacy Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in euros, EURIBOR, (3) in Canadian dollars, the Term CORRA Rate (as defined in the Legacy Credit Agreement) plus 0.29547% for a one-month interest period and 0.32138% for a three-month interest period or (4) in a currency other than (1)-(3), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent, and (b) for daily rate loans, if denominated (1) in U.S. dollars, Daily Simple SOFR (as defined in the Legacy Credit Agreement inclusive of a 0.10% per annum adjustment), (2) in pounds sterling, a rate per annum equal to SONIA (as defined in the Legacy Credit Agreement) plus 0.0326% per annum or (3) in a currency other than (1) or (2), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent.

The Credit Facility accrues interest (a) with respect to base rate loans, at an annual rate equal to an applicable rate spread of between 0.50% and 2.00% (fluctuating based on the Company’s Consolidated Net Leverage Ratio, as defined in the Credit Agreement), plus a rate equal to the highest of (1) the Agent’s prime rate, (2) the federal funds rate plus one-half of 1.00%, (3) Daily Simple SOFR (as defined in the Credit Agreement) plus 1.00% and (4) 1.00%, (b) for all other loans, at an annual rate equal to an applicable rate spread of between 1.50% and 3.00% (fluctuating based on the Company’s Consolidated Net Leverage Ratio), plus a rate determined based on the denominated currency and, as applicable pursuant to the Credit Agreement, whether the Company has elected for interest on such loans to accrue at a daily rate or a term rate: (a) for term rate loans, if denominated (1) in U.S. Dollars, Term SOFR (as defined in the Credit Agreement), (2) in euros, EURIBOR, (3) in Canadian dollars, the Term CORRA Rate (as defined in the Credit Agreement) plus 0.29547% for a one-month interest period and 0.32138% for a three-month interest period or (4) in a currency other than (1)-(3), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent, and (b) for daily rate loans, if denominated (1) in U.S. dollars, Daily Simple SOFR (as defined in the Credit Agreement), (2) in pounds sterling, a rate per annum equal to SONIA (as defined in the Credit Agreement) plus 0.0326% per annum or (3) in a currency other than (1) or (2), the rate per annum as designated with respect to such currency at the time such currency was approved by the Agent and the other Lenders or, if such rate is unavailable on any date of determination for any reason, a comparable or successor rate approved by the Agent.

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the Credit Agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 6.20% and 6.41% at March 31, 2026 and December 31, 2025, respectively. The effective interest rate was 6.23% and 7.06% at March 31, 2026 and December 31, 2025, respectively.

With respect to financial covenants, the Company is required to maintain a Consolidated Net Leverage Ratio not greater than 4.00 to 1.00 and a Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement) not greater than 3.50 to 1.00, in each case as of the last day of each fiscal quarter of the Company. The Company is also required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Company of not less than 1.25 to 1.00.

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

In connection with the 2026 Credit Agreement and Amendment, the Company paid $2.2 million in customary closing fees that were deferred and classified as a debt discount, as a result of the associated amendments being accounted for as new debt and debt modifications. The prior amounts continue to be deferred and classified as a debt discount, as these amounts relate to portions of the 2026 Credit Agreement and Amendment accounted for as debt modifications.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the PPI JV, for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of the PPI JV in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC. As of March 31, 2026 and December 31, 2025, $5.2 million and $5.6 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on PPI JV's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at March 31, 2026 and December 31, 2025 was 6.87% and 7.27%, respectively. As of March 31, 2026 and December 31, 2025, the PPI JV was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of March 31, 2026, there were $19.2 million in current assets (including $2.5 million of cash, $6.3 million of accounts receivable, and $4.7 million of inventories), $36.1 million in long-lived assets (including $32.4 million of goodwill and intangible assets), and $18.7 million in total liabilities (including $5.2 million of debt and $5.2 million of accounts payable and accrued expenses) related to the PPI JV included in the Condensed Consolidated Balance Sheets. As of December 31, 2025, there were $20.7 million in current assets (including $1.9 million of cash, $10.4 million of accounts receivable, and $4.3 million of inventories), $24.4 million in long-lived assets (including $23.9 million of goodwill and intangible assets), and $14.2 million in total liabilities (including $5.6 million of debt and $4.9 million of accounts payable and accrued expenses) related to the PPI JV included in the Consolidated Balance Sheets. For the three months ended March 31, 2026 and 2025, the PPI JV accounted for $13.3 million and $11.0 million in revenue, respectively, and $0.3 million and $0.8 million in net income, respectively, included in the Company's results.

Foreign Debt

The Company has a number of bank guarantee facilities and bilateral lines of credit in various foreign countries currently supported by cash, letters of credit or pledged assets and collateral under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $150.0 million from the bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of March 31, 2026 and December 31, 2025, $45.5 million and $41.6 million in bank guarantees were outstanding, respectively, inclusive of $1.1 million and $1.1 million in outstanding bank guarantees as of March 31, 2026 and December 31, 2025, respectively, under a Euro-denominated bank guarantee agreement held by a subsidiary of the Company located in the Netherlands and secured by local assets, as well as $2.0 million and $1.9 million in outstanding bank guarantees as of March 31, 2026 and December 31, 2025, respectively, under Yuan-denominated bank guarantee agreements held by a subsidiary of the Company located in China and secured by local assets.

9. (Loss) Earnings per Share

The computational components of basic and diluted (loss) earnings per share for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Numerator (for basic and diluted earnings per share)
Net (loss) income attributable to CECO Environmental Corp.	$(398)	$35,984

Denominator
Basic weighted-average shares outstanding	35,691	35,028
Common stock equivalents arising from stock options and restricted stock awards	—	1,661
Diluted weighted-average shares outstanding	35,691	36,689

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended March 31, 2025, 0.1 million of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect. For the three months ended March 31, 2026, the Company had a net loss. As a result, no potentially dilutive shares were included in the computation, as their inclusion would have been anti-dilutive. The shares that could potentially dilute earnings per share in the future were 2.1 million for the three months ended March 31, 2026.

Once a restricted stock unit vests, it is included in the computation of weighted average shares outstanding for purposes of basic and diluted earnings per share.

Common Stock Repurchase

On May 10, 2022, the Company's Board of Directors authorized a share repurchase program under which the Company was able to purchase up to $20.0 million of its outstanding shares of common stock through April 30, 2025. The authorization permitted the Company to repurchase shares in the open market, through accelerated share repurchases, block trades, Rule 10b5-1 trading plans or through privately negotiated transactions in accordance with applicable laws, rules and regulations. There were no shares repurchased under the program during the three ended March 31, 2025. This program expired during the second quarter of 2025.

10. Share-Based Compensation

The Company recognized $0.4 million and $3.4 million of expense related to share-based compensation during the three months ended March 31, 2026 and 2025, respectively, which was measured based upon the fair value of the awards at the grant date.

The Company granted approximately 226,000 and 388,000 restricted stock units during the three months ended March 31, 2026 and 2025, respectively. In addition, the Company granted 18,000 and 67,000 stock options during the three months ended March 31, 2026 and 2025, respectively.

There were no options exercised during the three months ended March 31, 2026 and 2025.

11. Pension and Employee Benefit Plans

The Company sponsored a non-contributory defined benefit pension plan for certain union employees. The plan was funded in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. The Company presents the components of net periodic benefit cost within “Other expense” on the Condensed Consolidated Statements of Operations.

Retirement plan expense was based on valuations performed by plan actuaries as of the beginning of each fiscal year. The components of the pension plan expense consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025
Interest cost	$—	$318
Expected return on plan assets	—	(335)
Amortization of net actuarial loss	—	9
Net periodic benefit cost	$—	$(8)

The Company made no contributions to its defined benefit plan during the three months ended March 31, 2025. On March 31, 2025, the pension plan was transferred to the purchaser of the Global Pump Solutions business, as discussed in Note 16.

12. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2022 forward remain open for examination by Federal authorities. Tax years from 2018 forward remain open for all significant state and foreign authorities.

As of March 31, 2026 and December 31, 2025, the liability for uncertain tax positions totaled approximately $1.3 million and $1.3 million, respectively, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of March 31, 2026 and December 31, 2025, the Company recorded deferred income taxes of approximately $1.7 million and $1.1 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax benefit for the three months ended March 31, 2026 was $3.5 million, compared to income tax expense of $18.6 million for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 was (93.4)%, compared with 33.8% for the three months ended March 31, 2025. The effective income tax rates for the three months ended March 31, 2026 and 2025 differ from the United States federal statutory rate. The Company's effective rate is affected by certain other permanent differences, including transaction costs, state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among jurisdictions in which it operates. The effective tax rate for the three months ended March 31, 2025 was also impacted by the gain on the sale of the Global Pump Solutions business.

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

13. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, foreign debt and accounts payable, which approximate fair value at March 31, 2026 and December 31, 2025, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $257.0 million and $214.2 million at March 31, 2026 and December 31, 2025, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $45.4 million and $33.1 million, respectively, of which $36.0 million and $26.4 million, respectively, was held outside of the United States, principally in China, India, Netherlands, United Arab Emirates, and United Kingdom.

14. Commitments and Contingencies

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

15. Acquisitions and Proposed Merger with Thermon Group Holdings, Inc.

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

Under the terms of the Merger Agreement and at the effective time of the Merger, each share of common stock, par value $0.001 per share, of Thermon (“Thermon Common Stock”), issued and outstanding immediately prior to the effective time (other than those shares of Thermon Common Stock excluded or constituting dissenting shares pursuant to the Merger Agreement), will be automatically converted into the right to receive from the Company, at the holder’s election and subject to proration, either (i) mixed consideration consisting of 0.6840 shares of the Company’s common stock and $10.00 of cash per share, (ii) $63.89 of cash per share or (iii) 0.8110 shares of the Company’s common stock per share (collectively, the "Merger Consideration"). The Company is seeking stockholder approval for the issuance of shares of Company common stock in the transaction and Thermon is seeking Thermon stockholder approval of the Merger Agreement.

The completion of the Merger is subject to customary closing conditions, including, among others, approval by the Company’s and Thermon’s stockholders, approval for listing on Nasdaq of the shares of Company common stock to be issued in the transaction, and other customary regulatory approvals and conditions.

The Company has incurred $8.7 million in relation to the proposed transaction, primarily related to third party financial advisor fees, legal fees, and other professional fees. These amounts are recorded within "Acquisition and integration expenses" on the Condensed Consolidated Statements of Operations.

The Company expects to account for the acquisition as a business combination under ASC 805.

Flexible Specialty Products LLC

On February 13, 2026, the Company, through its PPI JV, completed its acquisition of FSP for $6.8 million in cash. The transaction was financed through cash on hand. As additional consideration in the acquisition of FSP, the former owners of FSP are also entitled to earn-out payments up to $4.0 million based upon specified financial results through December 31, 2029. Based on projections at the acquisition date, the Company estimated the fair value of the earn-out to be $3.3 million. FSP is a custom manufacturer and supplier of industrial fabric expansion joints, metal bellows, metal hose, and other specialty flexible connectors for ductwork and piping with its primary operations in Englewood, Florida and is reported within the Engineered Systems segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

(in thousands)
Current assets (including cash of $134 and accounts receivable of $861)	$1,420
Intangible - finite life	6,050
Goodwill	2,671
Other assets	447
Total assets acquired	10,588
Current liabilities assumed	(247)
Other liabilities assumed	(291)
Net assets acquired	$10,050

The Company acquired a customer lists intangible asset valued at $6.1 million. This asset was determined to have a useful life of 10 years.

During the three months ended March 31, 2026, FSP accounted for $0.4 million in revenue and $0.1 million in net income in the PPI JV and Company's results.

Profire Energy, Inc.

On January 3, 2025, the Company acquired all outstanding shares of Profire for $122.7 million in cash, including $4.6 million of cash used to settle outstanding equity awards for which $2.3 million represents the acceleration of such awards and thus recorded within "Acquisition and integration expenses" on the Condensed Consolidated Statements of Operations. Resulting consideration transferred for the acquisition was $120.4 million. The transaction was financed through a combination of cash on hand and a draw on the Company's revolving credit facility. Profire is a technology company and provider of intelligent control solutions that enhance the efficiency, safety, and reliability of industrial combustion appliances. The business operates primarily from locations in Lindon, Utah and Acheson, Alberta and is reported within the Engineered Systems segment. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of closing.

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

The FSP acquisition disclosed above is subject to final adjustment, primarily for the valuation of intangible assets pending final valuation results for such assets, and tax balances for the further assessment of the acquiree’s tax positions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

Goodwill recognized represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies. Goodwill related to these acquisitions is not deductible for tax purposes.

Acquisition and integration expenses, recorded within "Other operating expenses" on the Condensed Consolidated Statements of Operations are related to acquisition activities, which include retention, legal, accounting, banking, and other expenses.

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

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Net sales	$206,379	$177,984
Net (loss) income attributable to CECO Environmental Corp.	(86)	37,251
Earnings per share:
Basic	$(0.00)	$1.06
Diluted	$(0.00)	$1.02

These pro forma results do not purport to be indicative of the results of operations that would have occurred had the purchase been made as of the beginning of the periods presented or of the results of operations that may occur in the future.

16. Divestiture

On March 31, 2025, the Company finalized the sale of its Global Pump Solutions business to a third party for a purchase price of $108.7 million, as adjusted for purchase adjustments. In the third quarter of 2025, the Company agreed to a working capital adjustment with the purchaser that reduced the amount to be released from escrow by $0.8 million, with a corresponding reduction in the previously recognized gain. The Company received cash proceeds of $107.9 million, inclusive of the purchase price, purchase price adjustments and $2.0 million released from escrow in the third quarter of 2025. The Company recognized a pre-tax gain on sale of business of $63.7 million. The Global Pump Solutions business consisted of three niche leadership severe service industrial metallic, fiberglass and thermoplastic centrifugal pump brands: Dean, Fybroc and Sethco. The business primarily operated from locations in Indianapolis, Indiana and Telford, Pennsylvania, and was included within the Industrial Processing Solutions segment.

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

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated loss from operations and total consolidated net loss is as follows for the three months ended March 31, 2026:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$150,536	$55,383	$205,919
Direct cost of sales	95,707	38,562
Shop burden	4,477	3,250
Selling expense	8,119	2,932
Project engineering expense	3,826	2,250
General and administrative expense	8,583	1,944
Segment profit	29,824	6,445	36,270
Stock-based compensation			440
Amortization of intangible assets			4,003
Other corporate expenses(1)			29,951
Interest expense			4,231
Other profit or loss(2)			1,392
Total consolidated loss before income taxes			$(3,747)

(1) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(2) Includes foreign exchange (gain) loss.

Other segment information is as follows for the three months ended March 31, 2026:

(in thousands)	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$660	$186
Depreciation and amortization(1)	2,914	2,114

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within other segment expense captions, such as shop burden or general and administrative expense.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated income from operations and total consolidated net income is as follows for the three months ended March 31, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$120,434	$56,263	$176,697
Direct cost of sales	73,066	35,639
Shop burden	2,932	2,895
Selling expense	7,832	3,730
Project engineering expense	4,730	2,873
General and administrative expense	9,040	4,268
Gain on sale of Global Pump Solutions business	—	(64,502)
Segment profit	22,834	71,360	94,194
Stock-based compensation			3,356
Amortization of intangible assets			3,096
Other corporate expenses(1)			25,872
Interest expense			6,217
Other profit or loss(2)			594
Total consolidated income before income taxes			$55,059

(1) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
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

Geographic Information

Net sales by geographic area are as follows:

	Three months ended March 31,
(in thousands)	2026	2025
United States	$136,546	$112,003
Netherlands	17,563	11,225
China	14,555	14,794
United Kingdom	13,032	19,558
Other	24,223	19,117
Total net sales	$205,919	$176,697

The geographical area data for net sales is based upon the country location of the Company's business unit generating such sales.

Long-lived assets by geographic area are as follows:

(in thousands)	March 31, 2026	December 31, 2025
United States	$364,642	$359,584
China	40,427	39,205
United Kingdom	27,323	27,761
Other	55,750	57,038
Total long-lived assets	$488,142	$483,588

The geographical area data for long-lived assets is based upon physical location of such assets.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 reflect the consolidated operations of the Company and its subsidiaries.

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

On February 23, 2026, the Company entered into an Agreement and Plan of Merger with Thermon Group Holdings, Inc. ("Thermon"), pursuant to which CECO will acquire Thermon in a cash and stock transaction. The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including stockholder approvals and regulatory approvals. We expect to fund the cash portion of the merger consideration and related transaction costs with available cash and borrowings under our existing credit facilities. For additional details, see Note 15 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.

Market Pressures

The senior management team monitors and manages the Company's ability to operate effectively as the result of market pressures. Against the current backdrop of a rapidly evolving global commercial environment, we believe we are comparatively well-positioned as we execute and manufacture a majority of our business in the same regions in which we sell, with our cost and revenue bases largely aligned as a result. Recently, international trade has been impacted by conflict in the Middle East and geopolitical tariff considerations. To mitigate potential impacts from further escalation of conflict in the Middle East, we have implemented contingency planning measures and continue to assess potential effects on our operations, supply chain, and financial results. To mitigate potential tariff-related impacts, we have worked strategically with customers and suppliers to optimize terms and pricing, sourcing locations, and logistics routes and schedules. While we will continue to take a proactive approach on our efforts to mitigate the impacts of these matters, our business and results could be adversely affected by further policy developments. Additionally, we could experience shortages of raw materials and additional inflationary pressures for certain materials and labor. We have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we will be able to continue to do so in the future. If we are unable to continue to mitigate the effects of these supply disruptions and/or inflationary pressures, our business, results and financial condition could be adversely affected.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
(in millions, except ratios)	2026	2025
Net sales	$205.9	$176.7
Cost of sales	142.0	114.5
Gross profit	$63.9	$62.2
Percent of sales	31.0%	35.2%
Selling and administrative expense	46.0	53.6
Percent of sales	22.3%	30.3%
Amortization expense	4.0	3.1
Acquisition and integration expense	10.3	8.1
Gain on sale of Global Pump Solutions business	—	(64.5)
Other operating expense	1.7	—
Operating income	$1.9	$61.9
Operating margin	0.9%	35.0%
Other expense	$1.4	$0.6
Interest expense	4.2	6.2
(Loss) income before income taxes	$(3.7)	$55.1
Income tax (benefit) expense	(3.5)	18.6
Net (loss) income	$(0.2)	$36.5
Noncontrolling interest	0.2	0.5
Net (loss) income attributable to CECO Environmental Corp.	$(0.4)	$36.0

To compare operating performance between the three months ended March 31, 2026 and 2025, the Company has adjusted GAAP operating (loss) income to exclude (1) amortization of intangible assets, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, inclusive of those incurred in connection with the proposed Thermon transaction (3) gain on the sale of the Global Pump Solutions business as discussed in Note 16, and (4) other non-recurring expenses, restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, asbestos litigation expenses relating to future settlement payments, executive transition expenses, and third party professional consulting fees associated with Enterprise Resource Planning system implementations.

The following table presents the reconciliation of GAAP operating income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended March 31,
(in millions, except ratios)	2026	2025
Operating income as reported in accordance with GAAP	$1.9	$61.9
Operating margin in accordance with GAAP	0.9%	35.0%
Amortization expense	4.0	3.1
Acquisition and integration expense	10.3	8.1
Gain on sale of Global Pump Solutions business	—	(64.5)
Other operating expense	1.7	—
Non-GAAP operating income	$17.9	$8.6
Non-GAAP operating margin	8.7%	4.9%

Net sales for the three months ended March 31, 2026 increased $29.2 million, or 16.5%, to $205.9 million compared with $176.7 million for the three months ended March 31, 2025. The increase in net sales is driven by execution and delivery on the Company's record backlog, with growth primarily coming from exhaust and selective catalytic reduction systems.

Gross profit increased $1.7 million, or 2.7%, to $63.9 million in the three months ended March 31, 2026 compared with $62.2 million in the three months ended March 31, 2025. The increase in gross profit was primarily attributable to higher sales volume. Gross profit as a percentage of sales decreased to 31.0% in the three months ended March 31, 2026 compared with 35.2% in the three months ended March 31, 2025. The decrease was primarily attributable to the divestiture of the higher-margin Global Pump Solutions business in 2025, improved backlog conversion in international markets, and project mix.

Selling and administrative expenses were $46.0 million for the three months ended March 31, 2026 compared with $53.6 million for the three months ended March 31, 2025. The decrease was attributable to the divestiture of the Global Pump Solutions business and lower general administrative expense throughout the Company. As a percentage of sales, selling and administrative expenses decreased to 22.3% in the three months ended March 31, 2026 compared with 30.3% in the three months ended March 31, 2025.

Amortization expense was $4.0 million for the three months ended March 31, 2026 compared with $3.1 million for the three months ended March 31, 2025. The increase in expense is attributable to increased intangible assets attributable to the prior year acquisition.

Acquisition and integration expenses were $10.3 million for the three months ended March 31, 2026 compared with $8.1 million for the three months ended March 31, 2025. The increase is driven by costs incurred in connection with the proposed Thermon transaction during the first quarter of 2026, partially offset by the non-recurrence of costs related to the Profire acquisition that were incurred in the first quarter of 2025.

Operating income decreased $60.0 million to $1.9 million for the three months ended March 31, 2026 compared with operating income of $61.9 million for the three months ended March 31, 2025. The prior year period included a $64.5 million gain on the sale of the Global Pump Solutions business. Excluding this gain, the decrease in operating income is primarily attributable to costs associated with the proposed Thermon transaction, partially offset by higher gross profit and lower selling and administrative costs.

Non-GAAP operating income was $17.9 million for the three months ended March 31, 2026 compared with $8.6 million for the three months ended March 31, 2025. Non-GAAP operating income as a percentage of sales increased to 8.7% for the three months ended March 31, 2026 from 4.9% for the three months ended March 31, 2025.

Interest expense decreased to $4.2 million in the three months ended March 31, 2026 compared with interest expense of $6.2 million for the three months ended March 31, 2025. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balance and lower interest rates.

Income tax benefit was $3.5 million for the three months ended March 31, 2026 compared with income tax expense of $18.6 million for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 was (93.4% ) compared with 33.8% for the three months ended March 31, 2025. Our effective tax rate is affected by certain other permanent differences, including transaction costs, state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate. The prior year period was also impacted by the gain on the sale of the Global Pump Solutions business.

Orders booked were $449.5 million during the three months ended March 31, 2026 compared with $227.9 million in the three months ended March 31, 2025, an increase of $221.6 million, or 98%. The increase is primarily driven by demand for the company’s emissions and exhaust systems applications that support large scale natural gas power generation projects.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and end markets that the segment serves and are presented in two reportable segments. The results of the segments are reviewed through segment profit, which represents income from operations as adjusted for certain items.

Financial results by segment are as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Net sales
Engineered Systems	$150,536	$120,434
Industrial Process Solutions	55,383	56,263
Total net sales	$205,919	$176,697

	Three months ended March 31,
(in thousands)	2026	2025
Segment profit
Engineered Systems	$29,824	$22,834
Industrial Process Solutions	6,445	71,360
Total segment profit	$36,270	$94,194

Engineered Systems Segment

Our Engineered Systems segment net sales increased $30.1 million to $150.5 million for the three months ended March 31, 2026 compared with $120.4 million for the three months ended March 31, 2025. The increase is led by backlog execution on large scale power projects.

Segment profit for the Engineered Systems segment increased $7.0 million to $29.8 million for the three months ended March 31, 2026 compared with $22.8 million for the three months ended March 31, 2025. The operating income increase is attributable to higher gross profit related to increased net sales.

Our Engineered Systems segment orders booked increased $220.1 million, or 135%, to $383.0 million during the three months ended March 31, 2026 compared with $162.9 million in the three months ended March 31, 2025. The increase is attributable to demand for the company’s emissions and exhaust systems technologies, supporting infrastructure projects in natural gas power generation.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales decreased $0.9 million to $55.4 million for the three months ended March 31, 2026 compared with $56.3 million for the three months ended March 31, 2025. The decrease is primarily attributable to the divestiture of the Global Pump Solutions business, nearly fully offset by backlog execution on industrial and ducting applications.

Segment profit for the Industrial Process Solutions segment decreased $65.0 million to $6.4 million for the three months ended March 31, 2026 compared with $71.4 million for the three months ended March 31, 2025. The prior year period included a $64.5 million gain on the sale of the Global Pump Solutions business. Excluding this gain, the change in segment profit is in line with sales volume.

Our Industrial Process Solutions segment orders booked increased $1.5 million, or 2%, to $66.5 million during the three months ended March 31, 2026 compared with $65.0 million in the three months ended March 31, 2025. The increase is primarily attributable to demand for the company’s scrubber technology, particularly in international markets, partially offset by the divestiture of the Global Pump Solutions business.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $1,035.1 million as of March 31, 2026, from $793.1 million as of December 31, 2025. Our customers may have the right to cancel a given order. Historically, cancellations have not been significant. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 24 months, with a majority within 12 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At March 31, 2026, the Company had working capital of $133.4 million, compared with $104.4 million at December 31, 2025. The ratio of current assets to current liabilities was 1.33 to 1.00 on March 31, 2026, as compared with a ratio of 1.34 to 1.00 on December 31, 2025.

At March 31, 2026 and December 31, 2025, cash and cash equivalents totaled $45.4 million and $33.1 million, respectively. As of March 31, 2026 and December 31, 2025, $36.0 million and $26.4 million, respectively, of our cash and cash equivalents were held by certain foreign subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$251,800	$208,600
Total outstanding borrowings under the Credit Facility	251,800	208,600
Outstanding borrowings under the joint venture term debt	5,212	5,647
Unamortized debt discount	(3,765)	(1,809)
Total outstanding borrowings	253,247	212,438
Less: current portion	(5,340)	(1,879)
Total debt, less current portion	$247,907	$210,559

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of March 31, 2026 and December 31, 2025, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

On January 30, 2026, the Company entered into the Fourth Amended and Restated Credit Agreement, which provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $700.0 million. On March 30, 2026, the Company entered into Amendment No. 1 to Fourth Amended and Restated Credit Agreement, which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $740.0 million.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	March 31, 2026	December 31, 2025
Credit Facility, revolving loans	$740.0	$400.0
Draw down	(251.8)	(208.6)
Letters of credit open	(23.1)	(23.8)
Total unused credit availability	$465.1	$167.6
Amount available based on borrowing limitations	$119.9	$123.6

The Company's available borrowing capacity under the Credit Facility is defined as the lower of (a) the Credit Facility amount less outstanding borrowings and Letters of Credit on the Credit Facility, and (b) the Company's trailing twelve month EBITDA, as defined in the Credit Agreement, by a factor of the maximum leverage ratio, less outstanding borrowings on the Credit Facility.

Overview of Cash Flows and Liquidity

	Three months ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(13,100)	$(11,696)
Net cash (used in) provided by investing activities	(9,205)	4,829
Net cash provided by financing activities	34,640	115,756
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56)	(414)
Net increase in cash, cash equivalents and restricted cash	$12,280	$108,475

Operating Activities

For the three months ended March 31, 2026, $13.1 million of cash was used in operating activities compared with $11.7 million used in operations in the prior year period, representing a decrease of $1.4 million. The decrease was primarily driven by unfavorable changes in net working capital, which includes a substantial increase in accounts receivable due to long duration projects for emissions management technologies as well as timing of billings.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $9.2 million compared with $4.8 million provided by investing activities in the prior year period. The difference was driven by non-recurring events in the first quarter of 2025, including the sale of the Global Pump Solutions business and acquisition of Profire.

Financing Activities

For the three months ended March 31, 2026, $34.6 million was provided by financing activities compared with $115.8 million provided by financing activities in the prior year period, for a decrease of $81.1 million. The decrease is attributable to net borrowing activity in the periods. Net borrowing activity in the prior year period was driven by the acquisition of Profire.

Critical Accounting Estimates

Management believes there have been no changes during the three months ended March 31, 2026 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations or that otherwise address events, or developments that CECO expects, believes, or anticipates will or may occur in the future, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding the proposed transaction with Thermon Group Holdings, Inc. (“Thermon”), pro forma descriptions of the combined company and its operations, integration and transition plans, synergies, opportunities and anticipated future performance. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in the Company’s Registration Statement on Form S-4 (File No. 333-294294), which was declared effective by the SEC on April 22, 2026, and include, but are not limited to:

•
the risk that the proposed transaction with Thermon could have an adverse effect on the ability of CECO and Thermon to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers and on their operating results and business generally;
•
diversion of management's attention from ongoing business operations in connection with the proposed Thermon transaction and the integration of recent acquisitions;
•
the outcome of any legal proceedings that have been or may in the future be instituted related to the proposed Thermon transaction or other transactions or the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement;
•
the possibility that stockholders of CECO or Thermon may not approve the proposed Thermon transaction;
•
the amount of the costs, fees, expenses and other charges related to the proposed Thermon transaction;

•
the risk that any announcements relating to the proposed Thermon transaction could have adverse effects on the market price of CECO’s common stock;
•
the achievement of the anticipated benefits of the proposed Thermon transaction, our ability to successfully integrate acquired businesses and realize the synergies from acquisitions, which may result in the combined company not operating as effectively and efficiently as expected, as well as a number of factors related to our business, including the sensitivity of our business to economic and financial market conditions generally and economic conditions in CECO’s service areas;
•
dependence on fixed price contracts and the risks associated with the Thermon business, including actual costs exceeding estimates and method of accounting for revenue;
•
the effect of growth on our infrastructure, resources and existing sales;
•
the ability to expand operations in both new and existing markets;
•
the potential for contract delay or cancellation as a result of on-going or worsening supply chain challenges, or other customer-driven project delays relating to supply chain challenges or other customer considerations, including those related to the conflict in the Middle East;
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
•
the risk that the proposed transaction with Thermon may not be completed on the anticipated terms or timeline, or at all, including as a result of the failure to obtain required regulatory or stockholder approvals;
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

All forward-looking statements are based on assumptions that CECO believes to be reasonable but that may not prove to be accurate as many of these risks are beyond management’s ability to control or predict. Such forward-looking statements are based on assumptions and analyses made by management in light of their perceptions of current conditions, expected future developments, and other factors that management believe are appropriate under the circumstances. These statements are subject to a number of known and unknown risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should any related assumptions prove incorrect, actual results may vary in material aspects from those currently anticipated. Investors are cautioned not to place undue reliance on such forward-looking statements as they speak only to our views as of the date the statement is made. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The carrying value of the Company’s total long-term debt and current maturities of long-term debt at March 31, 2026 was $257.0 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2026. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at March 31, 2026 is $1.6 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates, Germany, South Korea and Saudi Arabia. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction gains included in “Other expense” line of the Condensed Consolidated Statements of Operations were $1.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of March 31, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Identification of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, we have identified the following deficiencies in our control environment, control activities and monitoring activities that constitute material weaknesses, either individually or in the aggregate, which remain unremediated as of March 31, 2026:

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

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses above, there were no changes during the quarter ended March 31, 2026 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors that were disclosed in “Part I – Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in the Company’s Registration Statement on Form S-4 (File No. 333-294294), which was declared effective by the SEC on April 22, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended March 31, 2026:

Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	—	—	—	—
Total	—	$—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program, which expired on April 30, 2025. See Note 9 to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Company's share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated as of February 23, 2026, by and among CECO Environmental Corp., Longhorn Merger Sub, Inc., Longhorn Merger Sub LLC and Thermon Group Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2026).

10.1*

Fourth Amended and Restated Credit Agreement, dated as of January 30, 2026, among CECO Environmental Corp., its subsidiaries from time to time party thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2026).

10.2	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2026).

10.3*

Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of March 30, 2026, among CECO Environmental Corp., its subsidiaries party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).

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

*Certain schedules, exhibits, and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules or exhibits to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Kiril Kovachev
Kiril Kovachev
Chief Accounting Officer (principal accounting officer and duly authorized officer)

Date: April 30, 2026