Form 10-Q
period 2026-06-30
CECO ENVIRONMENTAL CORP
filed 2026-08-10
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 58,569,830 shares of common stock, par value $0.01 per share, as of August 3, 2026.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2026

CECO ENVIRONMENTAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$61,066	$33,144
Restricted cash	2,783	83
Accounts receivable, net of allowances of $7,834 and $9,866	458,990	172,909
Costs and estimated earnings in excess of billings on uncompleted contracts	139,342	115,614
Inventories	211,388	53,996
Prepaid expenses and other current assets	76,814	29,450
Prepaid income taxes	29,250	4,986
Total current assets	979,633	410,182
Property, plant and equipment, net	175,741	47,808
Right-of-use assets from operating leases	42,706	28,251
Goodwill	1,501,199	288,163
Intangible assets – finite life, net	999,431	96,966
Intangible assets – indefinite life	9,645	9,705
Deferred income taxes	—	449
Deferred charges and other assets	25,216	12,245
Total assets	$3,733,571	$893,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$16,641	$1,879
Accounts payable	195,955	117,848
Accrued expenses	114,193	57,639
Billings in excess of costs and estimated earnings on uncompleted contracts	323,920	123,726
Income taxes payable	1,577	4,738
Total current liabilities	652,286	305,830
Other liabilities	17,625	3,317
Debt, less current portion	711,065	210,559
Deferred income tax liability, net	236,445	27,920
Operating lease liabilities	35,012	22,961
Total liabilities	1,652,433	570,587
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 58,444,845 and 35,644,537 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	584	355
Capital in excess of par value	2,069,492	269,453
Retained earnings	21,455	56,621
Accumulated other comprehensive loss	(15,673)	(8,901)
Total CECO shareholders' equity	2,075,858	317,528
Noncontrolling interest	5,280	5,654
Total shareholders' equity	2,081,138	323,182
Total liabilities and shareholders' equity	$3,733,571	$893,769

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net sales	$284,961	$185,391	$490,880	$362,088
Cost of sales	198,493	118,283	340,492	232,818
Gross profit	86,468	67,108	150,388	129,270
Selling and administrative expense	63,891	48,816	109,982	102,359
Amortization expense	7,789	2,937	11,792	6,033
Acquisition and integration expense	45,461	32	55,742	8,175
Gain on sale of Global Pump Solutions business	—	—	—	(64,502)
Other operating expense (income)	2,505	(2,738)	4,174	(2,725)
Loss (income) from operations	(33,178)	18,061	(31,302)	79,930
Other loss (income)	2,298	(1,454)	3,691	(861)
Interest expense	9,102	4,898	13,332	11,115
(Loss) income before income taxes	(44,578)	14,617	(48,325)	69,676
Income tax (benefit) expense	(10,089)	4,511	(13,589)	23,127
Net (loss) income	(34,489)	10,106	(34,736)	46,549
Noncontrolling interest	279	596	430	1,055
Net (loss) income attributable to CECO Environmental Corp.	$(34,768)	$9,510	$(35,166)	$45,494
(Loss) earnings per share:
Basic	$(0.80)	$0.27	$(0.89)	$1.29
Diluted	$(0.80)	$0.26	$(0.89)	$1.24
Weighted average number of common shares outstanding:
Basic	43,310,506	35,286,065	39,521,709	35,157,514
Diluted	43,310,506	36,558,493	39,521,709	36,624,237

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(34,489)	$10,106	$(34,736)	$46,549
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(6,697)	404	(6,772)	1,923
Comprehensive (loss) income	$(41,186)	$10,510	$(41,508)	$48,472

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2025	35,645	$355	$269,453	$56,621	$(8,901)	$5,654	$323,182
Net (loss) income	—	—	—	(398)	—	150	(248)
Restricted stock units issued	175	—	(5,818)	—	—	—	(5,818)
Share based compensation earned	21	2	960	—	—	—	962
Translation loss	—	—	—	—	(75)	—	(75)
Noncontrolling interest distributions	—	—	—	—	—	(803)	(803)
Balance March 31, 2026	35,841	$357	$264,595	$56,223	$(8,976)	$5,001	$317,200
Net (loss) income	—	—	—	(34,768)	—	279	(34,489)
Restricted stock units issued	73	—	(27)		—	—	(27)
Issuance of common stock in connection with business combinations	22,531	227	1,792,365	—	—	—	1,792,592
Share based compensation earned	—	—	12,559	—	—	—	12,559
Translation loss	—	—	—	—	(6,697)	—	(6,697)
Balance June 30, 2026	58,445	584	2,069,492	21,455	(15,673)	5,280	2,081,138

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2024	34,978	$349	$255,211	$6,570	$(14,441)	$4,204	$251,893
Net income	—	—	—	35,984	—	458	36,442
Restricted stock units issued	260	3	(3,045)	—	—	—	(3,042)
Share based compensation earned	12	—	3,641	—	—	—	3,641
Translation gain	-	—	—	—	1,519	—	1,519
Noncontrolling interest distributions	-	—	—	—	—	(402)	(402)
Balance March 31, 2025	35,250	$352	$255,807	$42,554	$(12,922)	$4,260	$290,051
Net income	—	—	—	9,510	—	596	10,106
Exercise of stock options	1	—	5	—	—	—	5
Restricted stock units issued	57	—	(224)	—	—	—	(224)
Share based compensation earned	—	—	2,878	—	—	—	2,878
Translation gain	—	—	—	—	404	—	404
Noncontrolling interest distributions	—	—	—	—	—	—	—
Balance June 30, 2025	35,308	$352	$258,466	$52,064	$(12,518)	$4,856	$303,220

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(34,736)	$46,549
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	18,120	10,157
Unrealized foreign currency loss (gain)	3,534	(3,024)
Intangible asset impairment	1,927	—
Inventory fair value adjustment	9,515	—
Gain on sale of Global Pump Solutions business	—	(64,502)
Fair value adjustment to earnout liabilities	—	(7,403)
(Gain) loss on sale of property and equipment	26	(34)
Debt discount amortization	476	412
Share-based compensation expense	12,848	6,234
(Recovery) allowance for credit loss	(1,539)	1,297
Inventory obsolescence expense	1,496	192
Deferred income tax benefit	891	1,335
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(180,211)	4,850
Costs and estimated earnings in excess of billings on uncompleted contracts	3,502	(19,635)
Inventories	(9,835)	(8,853)
Prepaid expense and other current assets	(60,692)	(13,865)
Deferred charges and other assets	(3,155)	(1,512)
Accounts payable	40,998	11,884
Accrued expenses	(23,342)	9,973
Billings in excess of costs and estimated earnings on uncompleted contracts	192,366	7,524
Income taxes payable	(5,363)	5,942
Other liabilities	748	(6,884)
Net cash used in operating activities	(32,426)	(19,363)
Cash flows from investing activities:
Acquisitions of property and equipment	(7,486)	(4,432)
Net cash proceeds for sale of Global Pump Solutions business	—	105,860
Cash paid for acquisitions, net of cash acquired	(436,871)	(97,615)
Net cash (used in) provided by investing activities	(444,357)	3,813
Cash flows from financing activities:
Borrowings on revolving credit lines	384,700	162,000
Repayments on revolving credit lines	(96,300)	(142,300)
Borrowings on long-term debt	235,000	—
Repayments on long-term debt	(917)	(802)
Payments on finance leases and financing liability	—	(393)
Deferred financing fees paid	(7,664)	—
Deferred consideration paid for acquisitions	—	(1,000)
Equity awards surrendered by employees for tax liability, net of proceeds from employee stock purchase plan and exercise of stock options	(4,966)	(2,906)
Noncontrolling interest distributions	(803)	(402)
Net cash provided by financing activities	509,050	14,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,645)	61
Net increase in cash, cash equivalents and restricted cash	30,622	(1,292)
Cash, cash equivalents and restricted cash at beginning of period	33,227	38,201
Cash, cash equivalents and restricted cash at end of period	$63,849	$36,909
Cash paid during the period for:
Interest	$14,131	$10,940
Income taxes	$14,509	$18,642

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2026 and the results of operations, cash flows and shareholders’ equity for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026 (the “Form 10-K”). Certain prior period amounts were reclassified to conform to the presentation in the current period.

During the three months ended June 30, 2026, the Company completed the acquisition of Thermon Group Holdings ("Thermon"), as discussed in Note 14. As a result, Thermon's assets, liabilities, and results of operations have been included in the Company's condensed consolidated financial statements commencing on the acquisition date.

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

3. Accounts Receivable

Accounts receivable as of June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable	$466,824	$182,775
Allowance for credit losses	(7,834)	(9,866)
Total accounts receivable, net	$458,990	$172,909

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2025, were $159.5 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $10.9 million and $10.9 million at June 30, 2026 and December 31, 2025, respectively. Retainage receivables on contracts in progress are generally collected up to 24 months following contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Allowance for credit losses activity for the six months ended June 30, 2026 and 2025 consisted of the following:

	Six months ended June 30,
(in thousands)	2026	2025
Balance at beginning of period	$9,866	$8,863
Write-offs	(493)	(1,166)
(Recovery) allowance for credit loss	(1,539)	1,297
Balance at end of period	$7,834	$8,994

4. Contract Assets and Liabilities

Contract assets and liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts	$139,342	$115,614
Billings in excess of costs and estimated earnings on uncompleted contracts	323,920	123,726

As of the beginning of the prior year period, or January 1, 2025, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $69.9 million and $81.5 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $30.2 million, $15.3 million and $9.7 million as of June 30, 2026, December 31, 2025 and January 1, 2025, respectively. Approximately 50% of the Company's contract liabilities as of December 31, 2025 were recognized as revenue in the six months ended June 30, 2026.

5. Inventories

Inventories as of June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$95,233	$15,398
Work in process	45,763	18,026
Finished goods	70,393	20,572
Total inventories	$211,388	$53,996

Adjustments to the allowance for obsolete inventory, as recorded to cost of sales, amounted to an increase of $0.4 million and increase of $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and an increase of $1.5 million and increase of $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

6. Goodwill and Intangible Assets

Goodwill and indefinite life intangible asset activity for the six months ended June 30, 2026 and the year ended December 31, 2025 was as follows:

(in thousands)	Six months ended June 30, 2026		Year ended December 31, 2025
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$288,163	$9,705	$269,747	$9,466
Acquisitions	1,213,192	—	41,769	—
Divestiture	—	—	(26,838)	—
Foreign currency translation	(156)	(60)	3,485	238
Balance at end of period	$1,501,199	$9,645	$288,163	$9,705

During the three months ended March 31, 2026, the Company, through its Pinnacle Processes Inc. ("PPI") (formerly known as Effox-Flextor-Mader, Inc.) joint venture, completed the acquisition of Flexible Specialty Products ("FSP"), as discussed in Note 14.

During the three months ended June 30, 2026, the Company completed the acquisition of Thermon Group Holdings ("Thermon"), as discussed in Note 14.

Finite life intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026		December 31, 2025
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$217,314	$17,408	$22,314	$15,155
Customer lists	713,633	68,029	140,337	62,163
Tradenames and other	163,256	8,318	17,660	6,084
Foreign currency adjustments	(138)	879	87	31
Total intangible assets – finite life	$1,094,065	$94,634	$180,399	$83,433

Finite life intangible asset activity for the six months ended June 30, 2026 and 2025 was as follows:

	Six months ended June 30,
(in thousands)	2026	2025
Intangible assets – finite life, net at beginning of period	$96,966	$74,050
Amortization expense	(11,792)	(6,033)
Acquisitions	917,050	41,810
Divestiture and other	(1,719)	(4,029)
Foreign currency adjustments	(1,074)	1,073
Intangible assets – finite life, net at end of period	$999,431	$106,871

In the second quarter of 2026, the Company shut down its Western Air Ducts business located in the United Kingdom. As a result, the Company recorded an impairment charge of $1.7 million related to finite life intangible assets. This was recorded to "'Other operating expense (income)" on the Condensed Consolidated Statements of Operations. In the first quarter of 2025, the Company completed the divestiture of its Global Pump Solutions business, and recognized $4.0 million related to the removal of the net book value of its intangible assets. This was recorded to "Gain on sale of Global Pump Solutions business" on the Condensed Consolidated Statements of Operations.

Amortization expense of finite life intangible assets was $7.8 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $11.8 million and $6.0 million for the six months ended June 30, 2026 and 2025, respectively. Amortization over the next five years for finite life intangibles is expected to be $28.9 million for the remainder of 2026, $70.9 million in 2027, $68.2 million in 2028, $63.5 million in 2029, $62.7 million in 2030, and $705.2 million thereafter. The weighted average amortization periods for finite life intangible assets was 20.3 years as of June 30, 2026, inclusive of weighted average amortization periods for technology, customer lists, and tradenames and other of 19.4, 21.6, and 18.8 years, respectively.

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

The Company did not identify any other triggering events that would require an interim impairment assessment, or record an additional impairment of goodwill, indefinite life intangible assets, finite life intangible assets, right-of-use assets, or property, plant and equipment during the three or six months ended June 30, 2026, other than as related to the Western Air Ducts business as discussed above.

The Company’s assumptions about future conditions important to its assessment of potential impairment are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Contract liability	$30,223	$15,315
Compensation and related benefits	31,654	21,787
Accrued warranty	9,727	6,796
Short-term operating lease liability	9,112	4,642
Professional fees	5,986	1,908
Other	27,491	7,191
Total accrued expenses	$114,193	$57,639

8. Senior Debt

Debt as of June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$497,000	$208,600
Term loan	235,000	—
Total outstanding borrowings under the Credit Facility	732,000	208,600
Outstanding borrowings under the joint venture term debt	4,731	5,647
Unamortized debt discount	(9,025)	(1,809)
Total outstanding borrowings	727,706	212,438
Less: current portion	(16,641)	(1,879)
Total debt, less current portion	$711,065	$210,559

Scheduled principal payments under the Credit Facility and joint venture term debt are $6.9 million for the remainder of 2026, $15.7 million in 2027, $14.7 million in 2028, $17.6 million in 2029, and $17.6 million in 2030, with the remainder due upon maturity in 2031. The Term Loan is payable in quarterly principal installments of $2.9 million through June 30, 2028, increasing to $4.4 million through December 31, 2030 with the remainder due upon maturity on January 30, 2031.

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

On March 30, 2026, the Company entered into Amendment No. 1 to Fourth Amended and Restated Credit Agreement (the “Amendment”), among the Company, its subsidiaries party thereto, the lenders party thereto (the "Lenders"), and Bank of America, N.A., as administrative agent (the “Agent”), which amends the Credit Agreement (the 2026 Credit Agreement as amended by the Amendment, the “Credit Agreement”). The Amendment provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $740.0 million and added an incremental senior secured delayed-draw term loan commitment in an initial aggregate principal amount of $235 million (the “Incremental Term A-1 Loan Facility”; together with the Revolving Facility, the “Credit Facility”), subject only to the satisfaction or waiver of the related conditions precedent set forth in the Credit Agreement, including, without limitation, the consummation of the merger and acquisition contemplated by that certain Agreement and Plan of Merger, dated as of February 23, 2026, by and among the Company, Longhorn Merger Sub, Inc., Longhorn Merger Sub LLC, and Thermon.

On June 1, 2026, the Company borrowed $235.0 million on the Incremental Term A-1 Loan Facility.

As of June 30, 2026 and December 31, 2025, $22.5 million and $23.8 million of letters of credit were outstanding, under the Credit Facility, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s Credit Facility was $220.5 million and $123.6 million at June 30, 2026 and December 31, 2025, respectively. The Company's available borrowing capacity under the Credit Facility is defined as the lower of (a) the Credit Facility amount less outstanding borrowings and Letters of Credit on the Credit Facility, and (b) the Company's trailing twelve month EBITDA, as defined in the Credit Agreement, by a factor of the maximum leverage ratio, less outstanding borrowings on the Credit Facility. Revolving loans may be borrowed, repaid and reborrowed until January 30, 2031, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the Credit Agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 6.13% and 6.41% at June 30, 2026 and December 31, 2025, respectively. The effective interest rate was 6.51% and 7.06% at June 30, 2026 and December 31, 2025, respectively.

With respect to financial covenants and the commencement of the Thermon acquisition, the Company is now required to maintain a Consolidated Net Leverage Ratio not greater than 4.5 to 1.00 with step downs to 4.25 to 1.00 on June 30, 2027 and 4.00 to 1.00 on December 31, 2027 and a Consolidated Secured Net Leverage Ratio (as defined in the Credit Agreement) not greater than 4.25 to 1.00 with step downs to 4.00 to 1.00 on June 30, 2027 and 3.50 to 1.00 on December 31, 2027, in each case as of the last day of each fiscal quarter of the Company. With the commencement of the Thermon acquisition, the Company is no longer required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Company of not less than 1.25 to 1.00; and is now required to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) as of the last day of each fiscal quarter of the Company of not less than 3.00 to 1.00.

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

In connection with the 2026 Credit Agreement and the Amendment thereto and the related financing of the Thermon acquisition, the Company incurred $5.0 million in customary closing and underwriting fees associated with the revolving credit facility. These costs were deferred and are being amortized over the term of the amended facility. In connection with the Incremental Term A-1 Loan Facility, $2.7 million of deferred financing costs were recorded as debt issuance costs and are being amortized over the term of the Term A-1 Loan.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the PPI joint venture, for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of PPI in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC. As of June 30, 2026 and December 31, 2025, $4.7 million and $5.6 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on PPI's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at June 30, 2026 and December 31, 2025 was 6.87% and 7.27%, respectively. As of June 30, 2026 and December 31, 2025, PPI was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of June 30, 2026, there were $22.0 million in current assets (including $2.6 million of cash, $8.8 million of accounts receivable, and $4.9 million of inventories), $35.9 million in long-lived assets (including $32.1 million of goodwill and intangible assets), and $19.7 million in total liabilities (including $4.7 million of debt and $5.4 million of accounts payable and accrued expenses) related to PPI included in the Condensed Consolidated Balance Sheets. As of December 31, 2025, there were $20.7 million in current assets (including $1.9 million of cash, $10.4 million of accounts receivable, and $4.3 million of inventories), $24.4 million in long-lived assets (including $23.9 million of goodwill and intangible assets), and $14.2 million in total liabilities (including $5.6 million of debt and $4.9 million of accounts payable and accrued expenses) related to PPI included in the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2026 and 2025, PPI accounted for $13.0 million and $12.5 million in revenue, respectively, and $0.6 million and $1.6 million in net income, respectively, included in the Company's results. For the six months ended June 30, 2026 and 2025, PPI accounted for $26.3 million and $23.5 million in revenue, respectively, and $0.9 million and $2.4 million in net income, respectively, included in the Company's results.

Other Debt

The Company maintains bank guarantee facilities and bilateral lines of credit in various countries that are supported by cash, letters of credit, pledged assets or collateral available under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $175.0 million towards bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of June 30, 2026 and December 31, 2025, $46.9 million and $38.6 million in bank guarantees were outstanding, respectively. Separately, CECO had $8.9 million and $3.0 million outstanding as of June 30, 2026 and December 31, 2025, respectively, on all other lines of credit or other local collateral.

9. (Loss) Earnings per Share

The computational components of basic and diluted (loss) earnings per share for the three months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,
(in thousands)	2026	2025
Numerator (for basic and diluted earnings per share)
Net (loss) income attributable to CECO Environmental Corp.	$(34,768)	$9,510

Denominator
Basic weighted-average shares outstanding	43,311	35,286
Common stock equivalents arising from stock options and restricted stock awards	—	1,272
Diluted weighted-average shares outstanding	43,311	36,558

The computational components of basic and diluted (loss) earnings per share for the six months ended June 30, 2026 and 2025 are as follows:

	Six months ended June 30,
(in thousands)	2026	2025
Numerator (for basic and diluted earnings per share)
Net (loss) income attributable to CECO Environmental Corp.	$(35,166)	$45,494

Denominator
Basic weighted-average shares outstanding	39,522	35,158
Common stock equivalents arising from stock options and restricted stock awards	—	1,467
Diluted weighted-average shares outstanding	39,522	36,625

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For each of the three months ended June 30, 2026 and 2025, zero and 0.2, and for the six months ended June 30, 2026 and 2025, zero million and 0.3 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect. For the three and six months ended June 30, 2026, the Company had a net loss. As a result, no potentially dilutive shares were included in the computation, as their inclusion would have been anti-dilutive. The shares that could potentially dilute earnings per share in the future were 2.0 million and 2.0 million for the three and six months ended June 30, 2026.

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

10. Share-Based Compensation

The Company recognized $12.4 million and $2.9 million of expense related to share-based compensation during the three months ended June 30, 2026 and 2025, respectively, and $12.8 million and $6.2 million during the six months ended June 30, 2026 and 2025, respectively, which was measured based upon the fair value of the awards at the grant date. Included in current period expense was $8.5 million of share-based compensation expense recognized in connection with the accelerated vesting of certain legacy Thermon equity awards triggered by the acquisition. This was recorded to "Acquisition and integration expense" on the Condensed Consolidated Statements of Operations.

The Company granted approximately 25,243 and 203,000 restricted stock units during the three months ended June 30, 2026 and 2025, respectively, and approximately 251,712 and 590,000 restricted stock units during the six months ended June 30, 2026 and 2025, respectively. In addition, the Company granted 17,563 and 67,000 stock options during the six months ended June 30, 2026 and 2025, respectively. No stock options were granted during the three months ended June 30, 2026 and 2025.

There were no options exercised during the three and six months ended June 30, 2026 or 2025.

11. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2021 forward remain open for examination by Federal authorities. Tax years from 2018 forward remain open for all significant state and foreign authorities.

As of June 30, 2026 and December 31, 2025, the liability for uncertain tax positions totaled approximately $1.4 million and $1.3 million, respectively, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

Certain of the Company’s undistributed earnings of our foreign subsidiaries are not permanently reinvested. Since foreign earnings have already been subject to United States income tax in 2017 as a result of the 2017 Tax Cuts and Jobs Act, the Company intends to repatriate foreign-held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in our foreign operations. As of June 30, 2026 and December 31, 2025, the Company recorded deferred income taxes of approximately $1.7 million and $1.1 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax benefit was $10.1 million for the three months ended June 30, 2026, compared with income tax expense of $4.5 million for the three months ended June 30, 2025. Income tax benefit was $13.6 million for the six months ended June 30, 2026 compared with income tax expense of $23.1 million for the six months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 was 22.6% compared with 30.9% for the three months ended June 30, 2025, and the effective income tax rate for the six months ended June 30, 2026 was 28.1% compared with 33.2% for the six months ended June 30, 2025. The effective income tax rates for the three and six months ended June 30, 2026 and 2025 differ from the United States federal statutory rate due to certain other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible incentive stock-based compensation and differences in tax rates among jurisdictions in which it operates.

The Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy which introduces a 15% global minimum corporate tax for companies with revenues above €750 million calculated on a country-by-country basis. On February 1, 2023, the FASB indicated that it believes the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. Aspects of Pillar Two legislation have been enacted in certain jurisdictions in which the Company operates effective for accounting periods commencing on or after January 1, 2024. Historically, the Company has not met the Pillar Two revenue threshold. With the acquisition of Thermon, the combined Company will meet the Pillar Two threshold in 2026. The Company expects to meet the Transitional Country-by-Country Safe Harbor rules.

12. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, and accounts payable, which approximate fair value at June 30, 2026 and December 31, 2025, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $736.7 million and $214.2 million at June 30, 2026 and December 31, 2025, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $61.1 million and $33.1 million, respectively, of which $49.1 million and $26.4 million, respectively, was held outside of the United States, principally in China, Canada, India, Netherlands, United Arab Emirates, and United Kingdom.

13. Commitments and Contingencies

Legal Proceedings

The Company is subject to routine legal claims, proceedings, and investigations associated with contract and employment-related litigation matters, warranty claims, asbestos matters, and audits of state and local tax returns arising in the ordinary course of its business. Following the acquisition of Thermon on June 1, 2026, the Company has also assumed responsibility for legal matters associated with Thermon’s historical operations; however, none of such matters are believed to be material to the Company’s consolidated financial condition, results of operations, or liquidity. The final outcome and impact of open matters, and related claims and investigations that may be brought in the future, are subject to many variables, and cannot be predicted. The Company regularly assesses such matters to determine the degree of probability that it will incur a material loss as a result of such matters, as well as the range of possible loss. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated.

Based upon information presently available, and in light of legal and other factual defenses available to the Company, the Company does not believe that it is reasonably possible that such litigation will have a material adverse effect on the Company’s financial condition, future operating results or liquidity.

14. Acquisitions

Thermon Group Holdings, Inc.

On June 1, 2026 (the “Closing Date”), the Company completed its merger (the "Merger") with Thermon Group Holdings, Inc. (“Thermon”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated February 23, 2026, entered into by the Company with Longhorn Merger Sub, Inc. and Longhorn Merger Sub LLC, each a direct wholly owned subsidiary of the Company (together, the “Merger Subs”) and Thermon. Pursuant to the Merger Agreement, on the Closing Date, Merger Sub Inc. merged with and into Thermon (the “First Merger”), with Thermon surviving the First Merger as a wholly owned subsidiary of CECO. Immediately after the First Merger, Thermon merged with and into Merger Sub LLC (the “Second Merger”), with Merger Sub LLC surviving the Second Merger as a wholly owned subsidiary of CECO. In connection with the Second Merger, the name of the surviving entity was changed to Thermon Group Holdings, LLC. The First Merger and the Second Merger are collectively referred to as the “Merger.”

The Merger was accounted for as a business combination under ASC 805 Business Combinations, with the Company identified as the accounting acquirer. Concurrently with the execution of the Merger Agreement, on February 23, 2026, the Company entered into the financing (as further described in Note 8), which was also completed on June 1, 2026.

Under the terms of the Merger Agreement, each holder of Thermon common stock ("Thermon Common Stock", and "Thermon Shareholders") had the ability to elect to receive, for each share of Thermon Common Stock they own, one of the following forms of consideration: (i) consideration consisting of $10.00 in cash and 0.6840 shares of CECO common stock (“Mixed

Consideration”), (ii) consideration of $63.89 per share (“All-Cash Consideration”), or (iii) consideration of 0.8110 shares of CECO common stock per share (“All-Stock Consideration”), in each case subject to proration and allocation procedures designed to ensure that the aggregate amount of cash and stock paid in the transaction does not exceed certain limits specified in the Merger Agreement. Thermon Shareholders who did not make an election received the Mixed Consideration. The share value of the Mixed, All-Cash Consideration, and All-Stock Consideration are all approximately $64, based on the closing stock price of $79.03 per share of CECO on June 1, 2026, which represents an approximate 4.7% premium to the closing stock price of $61.14 per share of Thermon on its last day of trading on May 29, 2026. Per the Merger Agreement, Thermon’s existing restricted stock units (“RSU Awards”) and performance unit awards (“PU Awards”) were assumed by the Company and converted into awards based on the Company's common stock, while in‑the‑money stock options (“In-the-Money Options”) were cancelled in exchange for cash consideration equal to the All-Cash Consideration less the exercise price per share of Thermon Common Stock subject to the In-the-Money Options, as of immediately prior to the closing (the “Option Consideration”), and out‑of‑the‑money options were cancelled for no consideration. Under the provisions of the Merger Agreement, the Company elected to cancel the RSU Awards and PU Awards held by individuals residing or providing services outside the U.S. at closing (“Non-U.S. Award”), and pay cash consideration equal to the number of underlying shares multiplied by the per‑share All-Cash Consideration (“Non-U.S. Award Cash Consideration”). The following table summarizes the fair value of consideration transferred for the Merger:

Amount
Mixed Consideration (Mixed elections and non-electors)
Stock component
Number of Thermon's Common Stock shares	17,231,130
Exchange ratio per Merger Agreement	0.6840
Number of CECO Common Stock shares issued to Thermon shareholders	11,786,093
CECO Common Stock closing price as of June 1, 2026	$79.03
Consideration in the form of CECO's Common Stock	$931,455
Cash component
Number of Thermon's Common Stock shares	17,231,130
Per Share Cash Consideration	$10.00
Consideration in form of cash	$172,311
Total Mixed Consideration	$1,103,766
Cash Consideration
Number of Thermon's Common Stock shares	2,142,408
Per share Cash Consideration	$63.89
All-Cash Consideration	$136,878
Cash issued due to Maximum Aggregate Stock Shares proration per the Merger Agreement	$20,207
Total Cash Consideration	$157,085
Stock Consideration
Number of Thermon's Common Stock shares	13,566,156
Exchange ratio per Merger Agreement	0.8110
Number of CECO Common Stock shares	11,002,153
Less: CECO Common Stock shares due to Maximum Aggregate Stock Shares proration per the Merger Agreement	(257,495)
Number of CECO Common Stock shares issued pursuant to the Maximum Aggregate Stock Shares proration per the Merger Agreement	10,744,658
CECO Common Stock closing price as of June 1, 2026	$79.03
Total Stock Consideration	$849,150
Fractional Shares	$68
Total Merger Consideration per the Merger Agreement	$2,110,069
Pre-combination value of replaced Thermon equity awards	$11,609
Cash settlement of Thermon equity awards	$2,111
Repayment of Thermon indebtedness	$141,682
Less: D&O tail insurance premium	$(1,371)
Total preliminary consideration transferred	$2,264,100

The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed based on available information. The determination of the estimated fair value of assets acquired requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates, customer attrition rates, asset lives, and market multiples, among other items. Fair values were determined by management using a variety of methodologies and resources, including external independent valuation experts. The valuation methods consisted of multi-period excess earnings, relief from royalty, current replacement cost, and other valuation techniques to determine the fair value of assets acquired and liabilities assumed.

The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $1,210.5 million to goodwill. Goodwill primarily represents expected synergies from combining operations, expanded market opportunities, acquired workforce, future technologies, and other benefits that do not qualify for separate recognition. Goodwill is not expected to be deductible for income tax purposes.

The preliminary allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date. A final determination of the fair value of assets acquired, including any identifiable intangible assets, and liabilities assumed will be performed within one year of the Closing Date. The preliminary allocation of the total estimated purchase consideration is as follows:

(in thousands)	Preliminary Fair Value
Total preliminary consideration transferred	$2,264,100
Assets
Cash and cash equivalents	35,724
Restricted cash	5,831
Accounts receivable	103,832
Costs and estimated earnings in excess of billings on uncompleted contracts	28,138
Inventories	158,366
Prepaid expenses and other current assets	10,182
Prepaid income taxes	1,235
Property, plant and equipment	129,785
Right-of-use assets from operating leases	15,097
Intangible assets – finite life	911,000
Deferred charges and other assets	11,681
Total assets	$1,410,871
Liabilities
Accounts payable	37,569
Accrued liabilities	79,570
Billings in excess of costs and estimated earnings on uncompleted contracts	8,349
Income taxes payable	2,185
Deferred income tax liability	207,797
Operating lease liabilities	12,334
Other liabilities	9,438
Total liabilities	357,242
Net assets	1,053,629
Goodwill	$1,210,471

Acquired intangible assets consisted of the following:

(in thousands)	Amount
Technology	195,000
Customer lists	570,000
Tradenames	120,000
Backlog	26,000
Total acquired intangible assets	$911,000

Acquired intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of approximately 20 years for technology, 20 to 25 years for customer lists, 20 years for tradenames, and 3 years for customer backlog. From the

June 1, 2026 Closing Date through June 30, 2026, Thermon accounted for $49.6 million in revenue, and $5.3 million in net loss, in the Company's results. Thermon's net loss includes the impact of $3.6 million of intangible amortization from the Closing Date through June 30, 2026, as well as a $9.5 million charge related to the recognition of costs stemming from the step up of fair value of inventory.

Total acquisition-related costs related to the Thermon acquisition of $22.6 million and $34.3 million were reported in "Acquisition and integration expense" on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026.

The Company incurred approximately $8.9 million of acquisition-related costs associated with executive transition and separation arrangements for certain legacy Thermon executives in connection with the acquisition. These costs were recorded within "Acquisition and other integration expenses" in the Condensed Consolidated Statements of Operations.

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

The Company acquired customer lists intangible assets valued at $6.1 million. This asset was determined to have a useful life of 10 years.

During the three and six months ended June 30, 2026, FSP accounted for $1.4 million and $1.8 million in revenue, respectively, and $0.5 million and $0.7 million in net income, respectively, in the condensed consolidated results.

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

The acquisitions disclosed above, with the exception of Profire, are subject to final adjustment, primarily for the valuation of intangible assets pending final valuation results for such assets and tax balances for the further assessment of the acquiree’s tax positions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

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

The unaudited supplemental pro forma information is based on estimates and assumptions that the Company believes are reasonable and reflects the effects of the Thermon acquisition and related financing, including the recognition of certain cost of sales and acquired intangible assets, depreciation of acquired property, plant and equipment, amortization of the prepaid directors' and officers' ("D&O") liability insurance tail policy required under the Merger Agreement, incremental share-based compensation expense associated with the conversion and cash settlement of Thermon equity awards, and incremental interest expense, including the amortization of deferred financing costs. Material, nonrecurring pro forma adjustments directly attributable to the Thermon acquisition include transaction costs of $34.3 million that were incurred during the six months ended June 30, 2026, which are assumed to have occurred on the pro forma closing date of January 1, 2025 and recognized as if incurred in the first quarter of 2025.

The unaudited supplemental pro forma information is presented for informational purposes only and does not purport to represent what the Company's results of operations would have been had the acquisition of Thermon and the related financing occurred on January 1, 2025, nor is it necessarily indicative of future operating results.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$359,763	$294,289	$714,014	$605,066
Net income (loss) attributable to CECO Environmental Corp.	16,403	1,992	13,376	(19,470)

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

16. Business Segment Information

The Company’s operations are organized and reviewed by management along its product lines or end markets that the segment serves and are presented in three reportable segments. Segment profit is reviewed quarterly by the chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, for the purposes of allocating resources, including personnel, capital, and financial resources, and assessing performance, including the monitoring of budget versus actual results. During the fourth quarter of 2025, management updated the definition of the segment profit measure used by the CODM. The presentation of prior period segment information has been recast to conform to this updated measure. During the second quarter of 2026, the Thermal Solutions segment was created following the acquisition of Thermon. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

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

Thermal Solutions: The Company's Thermal Solutions segment serves the general industrial, chemical and petrochemical, oil, gas, power generation, commercial, food and beverage processing, and rail and transit sectors. The Company, through this segment, offers a full suite of products including heating units, electrode and gas-fired boilers, heating cables, industrial heating blankets and related products, temporary power solutions and tubing bundles, engineering, installation and maintenance services, and software design optimization and wireless and network control systems.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit from operations to total consolidated net loss before taxes is as follows for the three months ended June 30, 2026:

(in thousands)	Thermal Solutions	Engineered Systems	Industrial Process Solutions	Total
Net sales	$49,606	$173,673	$61,682	$284,961
Direct cost of sales	38,088	110,257	42,124
Shop burden	599	4,515	2,910
Selling expense	3,762	8,467	3,075
Project engineering expense	850	4,483	2,453
General and administrative expense	4,794	9,951	2,210
Segment profit	1,512	36,000	8,910	46,423
Share-based compensation				12,408
Amortization of intangible assets				7,789
Other corporate expenses(1)				59,409
Interest expense				9,102
Other profit or loss(2)				2,293
Total consolidated loss before income taxes				$(44,578)

(1) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(2) Includes foreign exchange (gain) loss.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit from operations to total consolidated net loss before taxes is as follows for the six months ended June 30, 2026:

(in thousands)	Thermal Solutions	Engineered Systems	Industrial Process Solutions	Total
Net sales	$49,606	$324,209	$117,065	$490,880
Direct cost of sales	38,088	205,964	80,686
Shop burden	599	8,995	6,160
Selling expense	3,762	16,586	6,007
Project engineering expense	850	8,310	4,703
General and administrative expense	4,794	18,534	4,154
Segment profit	1,512	65,822	15,356	82,690
Share-based compensation				12,848
Amortization of intangible assets				11,792
Other corporate expenses(1)				89,363
Interest expense				13,332
Other profit or loss(2)				3,680
Total consolidated loss before income taxes				$(48,325)

(1) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(2) Includes foreign exchange (gain) loss.

Other segment information is as follows for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026
(in thousands)	Thermal Solutions	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$1,756	$1,165	$128
Depreciation and amortization(1)	4,328	3,835	2,317

	Six months ended June 30, 2026
(in thousands)	Thermal Solutions	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$1,756	$1,825	$314
Depreciation and amortization(1)	4,328	6,750	4,432

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within other segment expense captions, such as shop burden or general and administrative expense.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated net income before taxes is as follows for the three months ended June 30, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$128,460	$56,931	$185,391
Direct cost of sales	76,638	36,078
Shop burden	3,338	2,230
Selling expense	7,933	2,857
Project engineering expense	4,729	2,803
General and administrative expense	9,185	2,278
Gain on sale of Global Pump Solutions business	—	-
Segment profit	26,639	10,686	37,325
Share-based compensation			2,878
Amortization of intangible assets			6,033
Other corporate expenses(1)			22,935
Interest expense			4,898
Other profit or loss(2)			(1,454)
Total consolidated income before income taxes			$14,617

(1) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(2) Includes foreign exchange (gain) loss.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated net income before taxes is as follows for the six months ended June 30, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$248,894	$113,195	$362,088
Direct cost of sales	149,703	71,717
Shop burden	6,269	5,129
Selling expense	15,765	6,587
Project engineering expense	9,459	5,675
General and administrative expense	18,225	6,547
Gain on sale of Global Pump Solutions business	—	(63,701)
Segment profit	49,472	81,241	130,713
Share-based compensation			6,234
Amortization of intangible assets			6,033
Other corporate expenses(1)			38,516
Interest expense			11,115
Other profit or loss(2)			(861)
Total consolidated income before income taxes			$69,676

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

Geographic Information

Net sales by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$180,619	$120,204	$317,165	$230,875
Netherlands	26,212	15,763	43,775	26,989
Canada	18,815	5,390	23,080	10,747
China	18,814	13,563	33,369	28,357
United Kingdom	11,646	12,470	24,678	32,027
Other	28,855	18,001	48,813	33,093
Total net sales	$284,961	$185,391	$490,880	$362,088

The geographical area data for net sales is based upon the country location of the Company's business unit generating such sales.

Long-lived assets by geographic area are as follows:

(in thousands)	June 30, 2026	December 31, 2025
United States	$2,565,411	$359,584
China	41,056	39,205
United Kingdom	24,807	27,761
Canada	57,968	8,492
Other	64,696	48,545
Total long-lived assets	$2,753,938	$483,587

The geographical area data for long-lived assets is based upon physical location of such assets.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 reflect the consolidated operations of the Company and its subsidiaries.

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

On February 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Longhorn Merger Sub, Inc. and Longhorn Merger Sub LLC, each a direct wholly owned subsidiary of the Company (together, the “Merger Subs”), and Thermon Group Holdings, Inc. (“Thermon”), pursuant to which the parties agreed to effect the merger transactions contemplated thereby. On June 1, 2026, the Company consummated the previously announced merger with Thermon in accordance with the terms of the Merger Agreement. The cash portion of the merger consideration and related transaction costs were funded with available cash and borrowings under our existing credit facilities. For additional details, see Note 14 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q. The acquisition of Thermon significantly impacts the comparability of the Company’s results of operations, financial condition, and cash flows for the three and six months ended June 30, 2026 compared to the corresponding prior-year periods.

Market Pressures

The senior management team monitors and manages the Company's ability to operate effectively as the result of market pressures. Against the current backdrop of a rapidly evolving global commercial environment, we believe we are comparatively well-positioned as we execute and manufacture a majority of our business in the same regions in which we sell, with our cost and revenue bases largely aligned as a result. Recently, international trade has been impacted by conflict in the Middle East and geopolitical tariff considerations. To mitigate potential impacts from further escalation of conflict in the Middle East, we have implemented contingency planning measures and continue to assess potential effects on our operations, supply chain, and financial results. To mitigate potential tariff-related impacts, we have worked strategically with customers and suppliers to optimize terms and pricing, sourcing locations, and logistics routes and schedules. While we will continue to take a proactive approach on our efforts to mitigate the impacts of these matters, our business and results could be adversely affected by further policy developments. Additionally, we could experience shortages of raw materials and inflationary pressures for certain materials and labor. We have secured raw materials from existing and alternate suppliers and have taken other mitigating actions to mitigate supply disruptions; however, we cannot guarantee that we will be able to continue to do so in the future. If we are unable to continue to mitigate the effects of these supply disruptions and/or inflationary pressures, our business, results and financial condition could be adversely affected.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2026	2025	2026	2025
Net sales	$285.0	$185.4	$490.9	$362.1
Cost of sales	198.5	118.3	340.5	232.8
Gross profit	$86.5	$67.1	$150.4	$129.3
Percent of sales	30.3%	36.2%	30.6%	35.7%
Selling and administrative expense	63.9	48.8	110.0	102.4
Percent of sales	22.4%	26.3%	22.4%	28.3%
Amortization expense	7.8	2.9	11.8	6.0
Acquisition and integration expense	45.5	—	55.7	8.2
Gain on sale of Global Pump Solutions business	—	—	—	(64.5)
Other operating expense (income)	2.5	(2.7)	4.2	(2.7)
Operating (loss) income	$(33.2)	$18.1	$(31.3)	$79.9
Operating margin	(11.6)%	9.7%	(6.4)%	22.1%
Other expense	$2.3	$(1.4)	$3.7	$(0.9)
Interest expense	9.1	4.9	13.3	11.1
(Loss) income before income taxes	$(44.6)	$14.6	$(48.3)	$69.7
Income tax (benefit) expense	(10.1)	4.5	(13.6)	23.2
Net (loss) income	$(34.5)	$10.1	$(34.7)	$46.5
Noncontrolling interest	0.3	0.6	0.4	1.0
Net (loss) income attributable to CECO Environmental Corp.	$(34.8)	$9.5	$(35.2)	$45.5

To compare operating performance between the three and six months ended June 30, 2026 and 2025, the Company has adjusted GAAP operating (loss) income to exclude (1) amortization of intangible assets, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) gain on the sale of the Global Pump Solutions business as discussed in Note 15, and (4) other expenses, including restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, asbestos litigation expenses relating to future settlement payments, executive transition expenses, purchase accounting inventory adjustments, and third party professional consulting fees associated with Enterprise Resource Planning system implementations.

The following table presents the reconciliation of GAAP operating (loss) income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended June 30,		Six months ended June 30,
(in millions, except ratios)	2026	2025	2026	2025
Operating (loss) income as reported in accordance with GAAP	$(33.2)	$18.1	$(31.3)	$79.9
Operating margin in accordance with GAAP	(11.6)%	9.8%	(6.4)%	22.1%
Amortization expense	7.8	2.9	11.8	6.0
Acquisition and integration expense	45.5	—	55.7	8.2
Gain on sale of Global Pump Solutions business	—	—	—	(64.5)
Other expense (income)[1]	12.0	(2.7)	13.7	(2.7)
Non-GAAP operating income	$32.1	$18.3	$49.9	$26.9
Non-GAAP operating margin	11.3%	9.9%	10.2%	7.4%

(1) includes $9.5 million related to the inventory fair value adjustment for the three and six months ended June 30, 2026.

Net sales for the three months ended June 30, 2026 increased $99.6 million, or 53.7%, to $285.0 million compared with $185.4 million for the three months ended June 30, 2025, inclusive of organic growth of 44%. Approximately 82.1% of net sales for the three months ended June 30, 2026 is attributable to organic revenue, which the Company defines as revenue from businesses owned for more than twelve months. The increase in organic revenue is driven by strong order intake in preceding quarters, which contributes to the backlog position. During the quarter, the Company continues to execute customer projects and satisfy contractual commitments without experiencing material delays. The largest contributor to organic revenue growth is demand for products and solutions serving power generation end markets. The remainder of the increase in net sales is attributable to the recent acquisition and integration of Thermon.

Net sales for the six months ended June 30, 2026 increased $128.8 million, or 35.6%, to $490.9 million compared with $362.1 million for the six months ended June 30, 2025, inclusive of organic growth of 42%. The increase in organic revenue is driven by significant order intake in the preceding quarters which led to a record backlog position. The Company executed customer projects in accordance with contractual commitments without experiencing material delays. The largest driver of organic revenue is demand for products and solutions supporting power generation end markets. The remainder of the increase in net sales is attributable to the Company’s recent integration of Thermon.

Gross profit increased $19.4 million, or 28.9%, to $86.5 million in the three months ended June 30, 2026 compared with $67.1 million in the three months ended June 30, 2025. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales decreased to 30.3% in the three months ended June 30, 2026 compared with 36.2% in the three months ended June 30, 2025. The decrease is primarily attributable to project mix and the timing of project completions within the power generation and industrial solutions end markets. Adjusted gross profit margin was 33.7% for the three months ended June 30, 2026 and excludes acquisition-related costs associated with the Thermon acquisition.

Gross profit increased $21.1 million, or 16.3%, to $150.4 million in the six months ended June 30, 2026 compared with $129.3 million in the six months ended June 30, 2025. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales decreased to 30.6% in the six months ended June 30, 2026 and 35.7% in the six months ended June 30, 2025. The decrease is attributable to project mix and the timing of project completions within the power generation and industrial solutions end markets. Adjusted gross profit margin was 32.6% for the six months ended June 30, 2026 and excludes acquisition-related costs associated with the Thermon acquisition.

Selling and administrative expenses were $63.9 million for the three months ended June 30, 2026 compared with $48.8 million for the three months ended June 30, 2025. The increase is primarily attributable to selling and administrative expenses associated with the Thermon acquisition.

Selling and administrative expenses were $110.0 million for the six months ended June 30, 2026 compared with $102.4 million for the six months ended June 30, 2025. The increase is primarily attributable to selling and administrative expenses associated with the Thermon acquisition, partially offset by lower selling and administrative expenses within the Industrial Process Solutions segment, primarily reflecting the absence of the Global Pump Solutions business following its divestiture on March 31, 2025.

Amortization expense was $7.8 million for the three months ended June 30, 2026 compared with $2.9 million for the three months ended June 30, 2025. The increase in expense is attributable to increased intangible assets from current and prior year acquisitions.

Amortization expense was $11.8 million for the six months ended June 30, 2026 compared with $6.0 million for the six months ended June 30, 2025. The increase in expense is attributable to increased intangible assets from current and prior year acquisitions.

Operating income decreased $51.3 million to $(33.2) million for the three months ended June 30, 2026 compared with operating income of $18.1 million for the three months ended June 30, 2025. The decrease in operating income is primarily attributable to acquisition and integration expenses associated with Thermon.

Operating income decreased $111.2 million to $(31.3) million for the six months ended June 30, 2026 compared with operating income of $79.9 million for the six months ended June 30, 2025. The decrease in operating income is primarily attributable to the gain on the sale of the Global Pump Solutions business recognized in the first quarter of 2025 and acquisition and integration expenses associated with Thermon.

Non-GAAP operating income was $32.1 million for the three months ended June 30, 2026 compared with $18.3 million for the three months ended June 30, 2025. Non-GAAP operating income as a percentage of sales increased to 11.3% for the three months ended June 30, 2026 from 9.9% for the three months ended June 30, 2025. The increase in non-GAAP operating income is driven by the increase in gross profit, partially offset by the increase in selling and administrative expenses as described above

Non-GAAP operating income was $49.9 million for the six months ended June 30, 2026 compared with $26.9 million for the six months ended June 30, 2025. Non-GAAP operating income as a percentage of sales was flat at 10.2% for the both the six months ended June 30, 2026 and 2025. The increase in non-GAAP operating income is driven by the increase in gross profit, partially offset by the increase in selling and administrative expenses as described above.

Interest expense increased to $9.1 million in the three months ended June 30, 2026 compared with interest expense of $4.9 million for the three months ended June 30, 2025. The increase in interest expense is primarily due to increased debt balances.

Interest expense increased to $13.3 million in the six months ended June 30, 2026 compared with interest expense of $11.1 million for the six months ended June 30, 2025. The increase in interest expense is primarily due to increased debt balances.

Income tax benefit was $10.1 million for the three months ended June 30, 2026 compared with income tax expense of $4.5 million for the three months ended June 30, 2025. Income tax expense was $13.6 million for the six months ended June 30, 2026 compared with income tax expense of $23.1 million for the six months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026 was 22.6% compared with 30.9% for the three months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 was 28.1% compared with 33.2% for the six months ended June 30, 2025. The effective income tax rates for the three and six months ended June 30, 2026 and June 30, 2025 differ from the United States federal statutory rate. Our effective tax rate is affected by other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible incentive stock-based compensation, and differences in tax rates among the jurisdictions in which we operate.

Orders booked increased $524.4 million, or 192%, to $798.5 million during the three months ended June 30, 2026 compared with $274.1 million in the three months ended June 30, 2025, inclusive of organic growth of 185%, as defined as the change in orders excluding the impact of orders recorded in the twelve month period subsequent to acquisition dates. The increase is primarily driven by demand for the Company’s emissions and exhaust systems applications supporting large-scale natural gas power generation projects.

Orders booked increased $745.9 million, or 149%, to $1,248.0 million during the six months ended June 30, 2026 compared with $502.1 million in the six months ended June 30, 2025, inclusive of organic growth of 155%. The increase is primarily driven by demand for the Company’s emissions and exhaust system applications supporting large-scale natural gas power generation projects.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and end markets that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through segment profit, which represents income from operations as adjusted for certain items.

Financial results by segment are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales
Engineered Systems	$173,673	$128,460	$324,209	$248,893
Thermal Solutions	49,606	-	49,606	-
Industrial Process Solutions	61,682	56,931	117,065	113,195
Total net sales	$284,961	$185,391	$490,880	$362,088

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Segment profit
Engineered Systems	$36,000	$26,639	$65,822	$49,472
Thermal Solutions	1,512	-	1,512	-
Industrial Process Solutions	8,910	10,686	15,356	81,241
Total segment profit	$46,423	$37,325	$82,690	$130,713

(1) Includes corporate compensation, professional services, information technology, and other general and administrative corporate expenses.

Engineered Systems Segment

Our Engineered Systems segment net sales increased $45.2 million to $173.7 million for the three months ended June 30, 2026 compared with $128.5 million for the three months ended June 30, 2025, inclusive of organic growth of 54.3%. The increase is led by backlog execution on large scale natural gas power generation projects.

Our Engineered Systems segment net sales increased $75.3 million to $324.2 million for the six months ended June 30, 2026 compared with $248.9 million for the six months ended June 30, 2025, inclusive of organic growth of 48%. The increase is led by backlog execution on large scale natural gas power generation projects.

Segment profit for the Engineered Systems segment increased $9.4 million to $36.0 million for the three months ended June 30, 2026 compared with $26.6 million for the three months ended June 30, 2025. The increase is attributable to higher gross profit related to increased net sales.

Segment profit for the Engineered Systems segment increased $16.3 million to $65.8 million for the six months ended June 30, 2026 compared with $49.5 million for the six months ended June 30, 2025. The operating income increase is attributable to higher gross profit related to increased net sales, partially offset by an increase in selling and administrative expense.

Our Engineered Systems segment orders booked increased $447.9 million, or 200%, to $672.1 million during the three months ended June 30, 2026 compared with $224.2 million in the three months ended June 30, 2025, inclusive of organic growth of 173.8%. The increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream and downstream markets have resulted in increased demand for emissions, and acoustics products.

Our Engineered Systems segment orders booked increased $668.1 million, or 173%, to $1,055.1 million during the six months ended June 30, 2026 compared with $387.0 million in the six months ended June 30, 2025, inclusive of organic growth of 198.1%. The increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream and downstream markets have resulted in increased demand for emissions and acoustics products.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $4.8 million to $61.7 million for the three months ended June 30, 2026 compared with $56.9 million for the three months ended June 30, 2025, inclusive of organic growth of 84%. The increase is primarily attributable to project execution on semiconductor and industrial ducting backlog.

Our Industrial Process Solutions segment net sales increased $3.9 million to $117.1 million for the six months ended June 30, 2026 compared with $113.2 million for the six months ended June 30, 2025, inclusive of organic growth of 67%. The increase is primarily attributable to project execution on semiconductor and industrial ducting backlog.

Segment profit for the Industrial Process Solutions segment decreased $1.8 million to $8.9 million for the three months ended June 30, 2026 compared with $10.7 million for the three months ended June 30, 2025. The decrease is primarily attributable to project mix.

Segment profit for the Industrial Process Solutions segment decreased $65.8 million to $15.4 million for the six months ended June 30, 2026 compared with $81.2 million for the six months ended June 30, 2025. The decrease is primarily attributable to the gain on the sale of the Global Pump Solutions business.

Our Industrial Process Solutions segment orders booked increased $40.4 million, or 81%, to $90.3 million during the three months ended June 30, 2026 compared with $49.9 million in the three months ended June 30, 2025, inclusive of organic growth of 157%. The increase is primarily attributable to higher demand for the Company's scrubber technologies in semiconductor and international markets.

Our Industrial Process Solutions segment orders booked increased $41.9 million, or 36%, to $156.8 million during the six months ended June 30, 2026 compared with $114.9 million in the six months ended June 30, 2025, inclusive of organic growth of 103.6%. The increase is primarily attributable to the higher demand for the Company's scrubber technologies in semiconductor and international markets.

Thermal Solutions Segment

The Thermal Solutions segment represents the Thermon business, acquired in June 2026. As such, there is no comparative financial information reflected in the Company's previously filed Quarterly Reports on Form 10-Q.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $1,819.1 million as of June 30, 2026, from

$793.1 million as of December 31, 2025. Thermon contributed $262.0 million to our backlog figure as of June 30, 2026, with the remaining increase primarily attributable to our growing orders. Our customers may have the right to cancel a given order. Historically, cancellations have not been significant. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 24 months, with a majority within 12 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At June 30, 2026, the Company had working capital of $327.3 million, compared with $104.4 million at December 31, 2025. The ratio of current assets to current liabilities was 1.50 to 1.00 on June 30, 2026, as compared with a ratio of 1.34 to 1.00 on December 31, 2025.

At June 30, 2026 and December 31, 2025, cash and cash equivalents totaled $61.1 million and $33.1 million, respectively. As of June 30, 2026 and December 31, 2025, $49.1 million and $26.4 million, respectively, of our cash and cash equivalents were held by certain foreign subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$497,000	$208,600
Term loan	235,000	—
Total outstanding borrowings under the Credit Facility	732,000	208,600
Outstanding borrowings under the joint venture term debt	4,731	5,647
Unamortized debt discount	(9,025)	(1,809)
Total outstanding borrowings	727,706	212,438
Less: current portion	(16,641)	(1,879)
Total debt, less current portion	$711,065	$210,559

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of June 30, 2026 and December 31, 2025, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

On January 30, 2026, the Company entered into the Fourth Amended and Restated Credit Agreement, which provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $700.0 million. On March 30, 2026, the Company entered into Amendment No. 1 to Fourth Amended and Restated Credit Agreement, which provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $740.0 million, and added an incremental senior secured delayed-draw term loan commitment in an initial aggregate principal amount of $235 million (the “Incremental Term A-1 Loan Facility”), subject only to the satisfaction or waiver of the related conditions precedent set forth in the Credit Agreement. On June 1, 2026, the Company borrowed $235.0 million on the Incremental Term A-1 Loan Facility.

See Note 8 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s debt facilities.

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	June 30, 2026	December 31, 2025
Credit Facility, revolving loans	$740.0	$400.0
Draw down	(497.0)	(208.6)
Letters of credit open	(22.5)	(23.8)
Total unused credit availability	$220.5	$167.6
Amount available based on borrowing limitations	$220.5	$123.6

The Company's available secured borrowing capacity under the Credit Facility is defined as the lower of (a) the Credit Facility amount less outstanding borrowings and Letters of Credit on the Credit Facility, and (b) the Company's trailing twelve month EBITDA, as defined in the Credit Agreement, by a factor of the maximum leverage ratio, less outstanding borrowings on the Credit Facility.

Overview of Cash Flows and Liquidity

	Six months ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(32,426)	$(19,363)
Net cash (used in) provided by investing activities	(444,357)	3,813
Net cash provided by financing activities	509,050	14,197
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,645)	61
Net increase in cash, cash equivalents and restricted cash	$30,622	$(1,292)

Operating Activities

For the six months ended June 30, 2026, $32.4 million of cash was used in operating activities compared with $19.4 million used in operations in the prior year period, representing an decrease of $13.1 million. Cash flows from operating activities in the first six months of 2026 was lower in 2026 primarily due to larger investments in operating assets and liabilities commensurate with growth in the business.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $444.4 million compared with $3.8 million provided by investing activities in the prior year period. For the six months ended June 30, 2026, the Company used $329.6 million in the acquisition of Thermon, as well as $6.6 million in the acquisition of Flexible Specialty Products. As part of the Thermon acquisition, the Company repaid approximately $141.7 million of the acquiree's outstanding indebtedness at closing. This cash outlay was partially offset by cash and cash equivalents received from Thermon of $41.5 million. The repayment of debt was treated as a component of the consideration transferred. In the prior year period, the Company received $105.9 million related to the sale of the Global Pump Solutions business as discussed in Note 15, offset by $97.6 million used in the acquisition of Profire as discussed in Note 14.

Financing Activities

For the six months ended June 30, 2026, $509.0 million was provided by financing activities compared with $14.2 million provided by financing activities in the prior year period, for an increase of $494.9 million. The increase was driven by increased borrowings on the Company's Credit Facility, inclusive of the Incremental Term A-1 Loan Facility, to fund the cash consideration and other closing costs paid in connection with the acquisition of Thermon.

Critical Accounting Estimates

Management believes there have been no changes during the six months ended June 30, 2026 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, which are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Any statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, including statements about management’s beliefs and expectations or that otherwise address events, or developments that CECO expects, believes, or anticipates will or may occur in the future, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. We use words such as “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “will,” “plan,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: the integration of Thermon Group Holdings, Inc. (“Thermon”), which was acquired by the Company on June 1, 2026; the anticipated benefits and synergies of the Thermon acquisition; descriptions of the combined company and its operations following the acquisition; and anticipated future performance. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Potential risks and uncertainties, among others, that could cause actual results to differ materially are discussed under “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and include, but are not limited to:

•
the ability to successfully integrate the Thermon business with CECO’s existing operations;
•
risks related to disruption of management time from ongoing business operations due to the integration of Thermon;
•
the ability of the combined company to retain customers and retain and hire key personnel and maintain relationships with suppliers following the Thermon acquisition, and the effects on the combined company’s operating results and business generally;
•
the risk that the Thermon integration could distract management and that the Company will incur substantial integration and transaction-related costs;
•
the risk that problems may arise in successfully integrating the Thermon business, which may result in the combined company not operating as effectively and efficiently as expected;
•
the risk that the combined company may be unable to achieve the synergies anticipated from the Thermon acquisition or that it may take longer than expected to achieve those synergies;
•
dependence on fixed price contracts and the risks associated therewith, including actual costs exceeding estimates and method of accounting for revenue;
•
the effect of growth on our infrastructure, resources and existing sales;
•
the ability to expand operations in both new and existing markets;
•
the potential for contract delay or cancellation as a result of on-going or worsening supply chain challenges, or other customer-driven project delays relating to supply chain challenges or other customer considerations, including those related to conflict in the Middle East;
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

The carrying value of the Company’s total long-term debt at June 30, 2026 was $736.7 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2026. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at June 30, 2026 is $3.0 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates, Germany, South Korea and Saudi Arabia. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction (gains) losses included in “Other expense, net” line of the Condensed Consolidated Statements of Operations were $2.1 million and $(1.4) million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $(0.9) million for the six months ended June 30, 2026 and 2025, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of June 30, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Identification of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, we have identified the following deficiencies in our control environment, control activities and monitoring activities that constitute material weaknesses, either individually or in the aggregate, which remain unremediated as of June 30, 2026:

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

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the above measures will remediate the control deficiencies identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses above, there were no changes during the quarter ended June 30, 2026 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors that were disclosed in “Part I – Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The Company continues to evaluate and integrate Thermon’s operations, systems, controls, and personnel, and the risks associated with the integration are consistent with those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended June 30, 2026:

Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	—	—	—	—
June 1, 2026 - June 30, 2026	—	—	—	—
Total	—	$—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program, which expired on April 30, 2025. See Note 9 to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Company's share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of CECO Environmental Corp., effective as of June 1, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 1, 2026).
10.1	CECO Environmental Corp. 2026 Equity And Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 28, 2026).

31.1	Rule 13(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Kiril Kovachev
Kiril Kovachev
Chief Accounting Officer (principal accounting officer and duly authorized officer)

Date: August 10, 2026