Form 10-Q
period 2026-09-30
CECO ENVIRONMENTAL CORP
filed 2026-11-09
CIK 3197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 0-07099

CECO ENVIRONMENTAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-2566064
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

5080 Spectrum Drive Suite 800E Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 357-6181

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CECO	Texas Stock Exchange LLC

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 58,627,222 shares of common stock, par value $0.01 per share, as of November 4, 2026.

CECO ENVIRONMENTAL CORP.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2026

CECO ENVIRONMENTAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$72,066	$33,144
Restricted cash	1,630	83
Accounts receivable, net of allowances of $7,323 and $9,866	415,494	172,909
Costs and estimated earnings in excess of billings on uncompleted contracts	144,735	115,614
Inventories	182,887	53,996
Prepaid expenses and other current assets	103,104	29,450
Income tax receivable	38,280	4,986
Total current assets	958,196	410,182
Property, plant and equipment, net	172,852	47,808
Right-of-use assets from operating leases	40,815	28,251
Goodwill	1,506,007	288,163
Intangible assets – finite life, net	985,553	96,966
Intangible assets – indefinite life	9,647	9,705
Deferred income taxes	1,008	449
Deferred charges and other assets	27,078	12,245
Total assets	$3,701,156	$893,769
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$15,999	$1,879
Accounts payable	205,858	117,848
Accrued expenses	130,529	57,639
Billings in excess of costs and estimated earnings on uncompleted contracts	388,132	123,726
Income taxes payable	—	4,738
Total current liabilities	740,518	305,830
Other liabilities	19,171	3,317
Debt, less current portion	583,321	210,559
Deferred income tax liability, net	236,389	27,920
Operating lease liabilities	32,981	22,961
Total liabilities	1,612,380	570,587
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 58,613,676 and 35,644,537 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	585	355
Capital in excess of par value	2,071,507	269,453
Retained earnings	19,437	56,621
Accumulated other comprehensive loss	(7,537)	(8,901)
Total CECO shareholders' equity	2,083,992	317,528
Noncontrolling interest	4,784	5,654
Total shareholders' equity	2,088,776	323,182
Total liabilities and shareholders' equity	$3,701,156	$893,769

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net sales	$404,428	$197,599	$895,308	$559,687
Cost of sales	274,328	133,020	614,820	365,838
Gross profit	130,100	64,579	280,488	193,849
Selling and administrative expense	91,241	47,034	201,223	149,393
Amortization expense	15,316	6,144	27,108	12,177
Acquisition and integration expense	12,430	252	68,172	8,427
Loss (gain) on sale of Global Pump Solutions business	—	801	—	(63,701)
Other operating expense (income), net	597	948	4,771	(1,778)
Income (loss) from operations	10,516	9,400	(20,786)	89,331
Other loss, net	2,391	2,056	6,082	1,196
Interest expense	11,060	5,054	24,392	16,169
(Loss) income before income taxes	(2,935)	2,290	(51,260)	71,966
Income tax (benefit) expense	(1,023)	483	(14,612)	23,610
Net (loss) income	(1,912)	1,807	(36,648)	48,356
Noncontrolling interest	106	308	536	1,363
Net (loss) income attributable to CECO Environmental Corp.	$(2,018)	$1,499	$(37,184)	$46,993
(Loss) earnings per share:
Basic	$(0.03)	$0.04	$(0.81)	$1.33
Diluted	$(0.03)	$0.04	$(0.81)	$1.29
Weighted average number of common shares outstanding:
Basic	58,553,982	35,359,969	45,935,515	35,225,740
Diluted	58,553,982	36,396,693	45,935,515	36,549,130

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(1,912)	$1,807	$(36,648)	$48,356
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain	8,136	2,020	1,364	3,943
Comprehensive income (loss)	$6,224	$3,827	$(35,284)	$52,299

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
(in thousands, except share data)	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2025	35,645	$355	$269,453	$56,621	$(8,901)	$5,654	$323,182
Net (loss) income	—	—	—	(398)	—	150	(248)
Restricted stock units issued	175	—	(5,818)	—	—	—	(5,818)
Share based compensation earned	21	2	960	—	—	—	962
Translation loss	—	—	—	—	(75)	—	(75)
Noncontrolling interest distributions	—	—	—	—	—	(803)	(803)
Balance March 31, 2026	35,841	$357	$264,595	$56,223	$(8,976)	$5,001	$317,200
Net (loss) income	—	—	—	(34,768)	—	279	(34,489)
Restricted stock units issued	73	—	(27)		—	—	(27)
Issuance of common stock in connection with business combinations	22,531	227	1,792,365	—	—	—	1,792,592
Share based compensation earned	—	—	12,559	—	—	—	12,559
Translation loss	—	—	—	—	(6,697)	—	(6,697)
Balance June 30, 2026	58,445	584	2,069,492	21,455	(15,673)	5,280	2,081,138
Net (loss) income	—	—	—	(2,018)	—	106	(1,912)
Restricted stock units issued	6	—	(6,698)	—	—	—	(6,698)
Issuance of common stock in connection with business combinations	88	1	—	—	—	—	1
Share based compensation earned	75	—	8,713	—	—	—	8,713
Translation gain	—	—	—	—	8,136	—	8,136
Noncontrolling interest distributions	—	—	—	—	—	(602)	(602)
Balance September 30, 2026	58,614	585	2,071,507	19,437	(7,537)	4,784	2,088,776

	Common Stock		Capital in excess of	Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders'
(in thousands, except share data)	Shares	Amount	par value	Earnings	Loss	interest	Equity
Balance December 31, 2024	34,978	$349	$255,211	$6,570	$(14,441)	$4,204	$251,893
Net income	—	—	—	35,984	—	458	36,442
Restricted stock units issued	260	3	(3,045)	—	—	—	(3,042)
Share based compensation earned	12	—	3,641	—	—	—	3,641
Translation gain	-	—	—	—	1,519	—	1,519
Noncontrolling interest distributions	-	—	—	—	—	(402)	(402)
Balance March 31, 2025	35,250	$352	$255,807	$42,554	$(12,922)	$4,260	$290,051
Net income	—	—	—	9,510	—	595	10,105
Exercise of stock options	1	—	5	—	—	—	5
Restricted stock units issued	57	—	(224)	—	—	—	(224)
Share based compensation earned	—	—	2,878	—	—	—	2,878
Translation gain	—	—	—	—	404	—	404
Balance June 30, 2025	35,308	$352	$258,466	$52,064	$(12,518)	$4,855	$303,219
Net income	—	—	—	1,499	—	308	1,807
Exercise of stock options	300	3	3,814	—	—	—	3,817
Restricted stock units issued	13	—	(253)	—	—	—	(253)
Share based compensation earned	20	—	3,759	—	—	—	3,759
Translation gain	—	—	—	—	2,020	—	2,020
Noncontrolling interest distributions	—	—	—	—	—	(802)	(802)
Balance September 30, 2025	35,641	$355	$265,786	$53,563	$(10,498)	$4,361	$313,567

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(36,648)	$48,356
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	41,509	18,726
Unrealized foreign currency loss (gain)	1,755	(2,219)
Intangible asset impairment	1,927	—
Inventory fair value adjustment	26,237	—
Gain on sale of Global Pump Solutions business	—	(63,701)
Fair value adjustment to earnout liabilities	—	(7,403)
Loss on sale of property and equipment	78	46
Debt discount amortization	1,006	631
Share-based compensation expense	19,245	9,507
(Benefit) provision for credit loss	(3,023)	209
Inventory obsolescence expense	1,333	(132)
Deferred income tax benefit	1,856	6,322
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable	(134,362)	5,822
Costs and estimated earnings in excess of billings on uncompleted contracts	(829)	(38,605)
Inventories	2,899	(6,477)
Prepaid expense and other current assets	(96,027)	(15,302)
Deferred charges and other assets	(4,079)	(5,597)
Accounts payable	50,183	15,834
Accrued expenses	(7,340)	15,970
Billings in excess of costs and estimated earnings on uncompleted contracts	256,488	21,193
Income taxes payable	(6,970)	(4,142)
Other liabilities	6,159	(3,139)
Net cash provided by (used in) operating activities	121,397	(4,100)
Cash flows from investing activities:
Acquisitions of property and equipment	(12,863)	(8,673)
Net cash proceeds for sale of Global Pump Solutions business	—	107,808
Cash paid for acquisitions, net of cash acquired	(437,971)	(97,615)
Net cash (used in) provided by investing activities	(450,834)	1,520
Cash flows from financing activities:
Borrowings on revolving credit lines	384,700	185,800
Repayments on revolving credit lines	(221,800)	(183,700)
Borrowings on long-term debt	235,000	—
Repayments on long-term debt	(4,335)	(1,230)
Payments on finance leases and financing liability	—	(643)
Deferred financing fees paid	(7,664)	—
Deferred consideration paid for acquisitions	—	(2,787)
Equity awards surrendered by employees for tax liability, net of proceeds from employee stock purchase plan and exercise of stock options	(11,862)	930
Noncontrolling interest distributions	(1,405)	(1,204)
Net cash provided by (used in) financing activities	372,634	(2,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,728)	86
Net increase in cash, cash equivalents and restricted cash	40,469	(5,328)
Cash, cash equivalents and restricted cash at beginning of period	33,227	38,201
Cash, cash equivalents and restricted cash at end of period	$73,696	$32,873
Cash paid during the period for:
Interest	$23,393	$15,861
Income taxes	$20,898	$22,424

The notes to the condensed consolidated financial statements are an integral part of the above statements.

CECO ENVIRONMENTAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Reporting for Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of CECO Environmental Corp. and its subsidiaries (the “Company,” “CECO,” “we,” “us,” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2026 and the results of operations, cash flows and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 2, 2026 (the “Form 10-K”). Certain prior period amounts were reclassified to conform to the presentation in the current period.

During the nine months ended September 30, 2026, the Company completed the acquisition of Thermon Group Holdings ("Thermon"), as discussed in Note 14. As a result, Thermon's assets, liabilities, and results of operations have been included in the Company's condensed consolidated financial statements commencing on the acquisition date.

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

3. Accounts Receivable

Accounts receivable as of September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable	$422,817	$182,775
Allowance for credit losses	(7,323)	(9,866)
Total accounts receivable, net	$415,494	$172,909

Accounts receivable, net as of the beginning of the prior year period, or January 1, 2025, were $159.5 million.

Balances billed but not paid by customers under retainage provisions in contracts within the Condensed Consolidated Balance Sheets amounted to approximately $12.1 million and $10.9 million at September 30, 2026 and December 31, 2025, respectively. Retainage receivables on contracts in progress are generally collected up to 24 months following contract completion, and are recorded in either "Accounts receivable, net" or "Deferred charges and other assets" within the Condensed Consolidated Balance Sheets depending on timing of expected collection.

Allowance for credit losses activity for the nine months ended September 30, 2026 and 2025 consisted of the following:

	Nine months ended September 30,
(in thousands)	2026	2025
Balance at beginning of period	$9,866	$8,863
Recoveries (write-offs), net	480	(1,353)
(Benefit) provision for credit loss	(3,023)	986
Balance at end of period	$7,323	$8,496

4. Contract Assets and Liabilities

Contract assets and liabilities as of September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts	$144,735	$115,614
Billings in excess of costs and estimated earnings on uncompleted contracts	388,132	123,726

As of the beginning of the prior year period, or January 1, 2025, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts were $69.9 million and $81.5 million, respectively. The contract liabilities recorded in “Accrued expenses” on the Condensed Consolidated Balance Sheets were $34.7 million, $15.3 million and $9.7 million as of September 30, 2026, December 31, 2025 and January 1, 2025, respectively. Approximately 70% of the Company's contract liabilities as of December 31, 2025 were recognized as revenue in the nine months ended September 30, 2026.

5. Inventories

Inventories as of September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$99,764	$15,398
Work in process	33,620	18,026
Finished goods	49,503	20,572
Total inventories	$182,887	$53,996

Adjustments to the allowance for obsolete inventory, as recorded to cost of sales, amounted to a decrease of $0.2 million and a decrease of $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and an increase of $1.3 million and a decrease of $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

6. Goodwill and Intangible Assets

Goodwill and indefinite life intangible asset activity for the nine months ended September 30, 2026 and the year ended December 31, 2025 was as follows:

(in thousands)	Nine months ended September 30, 2026		Year ended December 31, 2025
Goodwill / Tradename	Goodwill	Tradename	Goodwill	Tradename
Balance at beginning of period	$288,163	$9,705	$269,747	$9,466
Acquisitions	1,217,482	—	41,769	—
Divestiture	—	—	(26,838)	—
Foreign currency translation	362	(58)	3,485	238
Balance at end of period	$1,506,007	$9,647	$288,163	$9,705

During the nine months ended September 30, 2026, the Company, as discussed in Note 14, completed the acquisition of Thermon Group Holdings ("Thermon") and, through its Pinnacle Processes Inc. ("PPI") (formerly known as Effox-Flextor-Mader, Inc.) joint venture, completed the acquisition of Flexible Specialty Products ("FSP").

Finite life intangible assets as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026		December 31, 2025
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Technology	$217,564	$21,277	$22,314	$15,155
Customer relationships	713,633	74,317	140,337	62,163
Tradenames and other	163,256	13,477	17,660	6,084
Foreign currency adjustments	2,756	2,585	87	31
Total intangible assets – finite life	$1,097,209	$111,656	$180,399	$83,433

Finite life intangible asset activity for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine months ended September 30,
(in thousands)	2026	2025
Intangible assets – finite life, net at beginning of period	$96,966	$74,050
Amortization expense	(27,108)	(12,177)
Acquisitions	917,300	41,810
Divestiture and other	(1,719)	(4,029)
Foreign currency adjustments	114	1,332
Intangible assets – finite life, net at end of period	$985,553	$100,986

In the second quarter of 2026, the Company shut down its Western Air Ducts business located in the United Kingdom. As a result, the Company recorded an impairment charge of $1.7 million related to finite life intangible assets. This was recorded to "Other operating expense (income)" on the Condensed Consolidated Statements of Operations. In the first quarter of 2025, the Company completed the divestiture of its Global Pump Solutions business, and recognized $4.0 million related to the removal of the net book value of its intangible assets. This was recorded to "Gain on sale of Global Pump Solutions business" on the Condensed Consolidated Statements of Operations.

Amortization expense of finite life intangible assets was $15.3 million and $6.1 million for the three months ended September 30, 2026 and 2025, respectively, and $27.1 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization over the next five years for finite life intangibles is expected to be $13.7 million for the remainder of 2026, $71.0 million in 2027, $68.2 million in 2028, $63.5 million in 2029, $62.7 million in 2030, and $706.5 million thereafter. The weighted average amortization periods for finite life intangible assets was 20.0 years as of September 30, 2026, inclusive of weighted average amortization periods for technology, customer relationships, and tradenames and other of 19.1, 21.3, and 18.6 years, respectively.

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

The Company did not identify any other triggering events that would require an interim impairment assessment, or record an additional impairment of goodwill, indefinite life intangible assets, finite life intangible assets, right-of-use assets, or property, plant and equipment during the three or nine months ended September 30, 2026, other than as related to the Western Air Ducts business as discussed above.

The Company’s assumptions about future conditions important to its assessment of potential impairment are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available and will update its analysis accordingly.

7. Accrued Expenses

Accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Contract liability	$34,714	$15,315
Compensation and related benefits	43,979	21,787
Accrued warranty	10,028	6,796
Short-term operating lease liability	9,026	4,642
Professional fees	12,233	1,908
Other	20,549	7,191
Total accrued expenses	$130,529	$57,639

8. Senior Debt

Debt as of September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$371,500	$208,600
Term loan	232,063	—
Total outstanding borrowings under the Credit Facility	603,563	208,600
Outstanding borrowings under the joint venture term debt	4,249	5,647
Unamortized debt discount	(8,492)	(1,809)
Total outstanding borrowings	599,320	212,438
Less: current portion	(15,999)	(1,879)
Total debt, less current portion	$583,321	$210,559

Scheduled principal payments under the Credit Facility and joint venture term debt are $3.4 million for the remainder of 2026, $15.7 million in 2027, $14.7 million in 2028, $17.6 million in 2029, and $17.6 million in 2030, with the remainder due upon maturity in 2031. The Term Loan is payable in quarterly principal installments of $2.9 million through June 30, 2028, increasing to $4.4 million through December 31, 2030 with the remainder due upon maturity on January 30, 2031.

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

On March 30, 2026, the Company entered into Amendment No. 1 to Fourth Amended and Restated Credit Agreement (the “Amendment”), among the Company, its subsidiaries party thereto, the lenders party thereto (the "Lenders"), and Bank of America, N.A., as administrative agent (the “Agent”), which amended the Credit Agreement (the 2026 Credit Agreement as amended by the Amendment, the “Credit Agreement”). The Amendment provided for a senior secured revolving credit facility in an initial aggregate principal amount of up to $740.0 million and added an incremental senior secured delayed-draw term loan commitment in an initial aggregate principal amount of $235 million (the “Incremental Term A-1 Loan Facility”; together with the Revolving Facility, the “Credit Facility”), subject only to the satisfaction or waiver of the related conditions precedent set forth in the Credit Agreement, including, without limitation, the consummation of the merger and acquisition contemplated by that certain Agreement and Plan of Merger, dated as of February 23, 2026, by and among the Company, Longhorn Merger Sub, Inc., Longhorn Merger Sub LLC, and Thermon.

On June 1, 2026, the Company borrowed $235.0 million on the Incremental Term A-1 Loan Facility.

As of September 30, 2026 and December 31, 2025, $24.2 million and $23.8 million of letters of credit were outstanding, under the Credit Facility, respectively. Total unused credit availability, in consideration of borrowing limitations, under the Company’s Credit Facility was $344.3 million and $123.6 million at September 30, 2026 and December 31, 2025, respectively. The Company's available borrowing capacity under the Credit Facility is defined as the lower of (a) the Credit Facility amount less outstanding borrowings and Letters of Credit on the Credit Facility, and (b) the Company's trailing twelve month EBITDA, as defined in the Credit Agreement, by a factor of the maximum leverage ratio, less outstanding borrowings on the Credit Facility. Revolving loans may be borrowed, repaid and reborrowed until January 30, 2031, at which time all outstanding balances of the Credit Facility must be repaid.

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

Interest on Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter and at maturity. Interest on Term SOFR rate loans is payable on the last date of each applicable Interest Period (as defined in the Credit Agreement), but in no event less than once every three months and at maturity. The weighted average stated interest rate on outstanding borrowings was 6.16% and 6.41% at September 30, 2026 and December 31, 2025, respectively. The effective interest rate was 6.35% and 7.06% at September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

Joint Venture Debt

On March 7, 2022, the PPI joint venture, for which the Company holds 63% of the equity, entered into a loan agreement secured by the assets of PPI in the aggregate principal amount of $11.0 million for the acquisition of General Rubber, LLC. As of September 30, 2026 and December 31, 2025, $4.2 million and $5.6 million was outstanding under the loan, respectively. Principal will be paid back to the lender monthly with the final installment due by February 27, 2027. Interest is accrued at the per annum rate based on PPI's choice of the 1/3/6 month Term SOFR rate plus 3.25%, with a floor rate of 3.75%. Interest is paid monthly on the last day of each month. The interest rate at September 30, 2026 and December 31, 2025 was 6.87% and 7.27%, respectively. As of September 30, 2026 and December 31, 2025, PPI was in compliance with all related financial and other restrictive covenants under this loan agreement. This loan balance does not impact the Company’s borrowing capacity or the financial covenants under the Credit Facility. As of September 30, 2026, there were $20.6 million in current assets (including $3.4 million of cash, $5.5 million of accounts receivable, and $5.0 million of inventories), $36.0 million in long-lived assets (including $32.0 million of goodwill and intangible assets), and $20.5 million in total liabilities (including $4.2 million of debt and $6.4 million of accounts payable and accrued expenses) related to PPI included in the Condensed Consolidated Balance Sheets. As of December 31, 2025, there were $20.7 million in current assets (including $1.9 million of cash, $10.4 million of accounts receivable, and $4.3 million of inventories), $24.4 million in long-lived assets (including $23.9 million of goodwill and intangible assets), and $14.2 million in total liabilities (including $5.6 million of debt and $4.9 million of accounts payable and accrued expenses) related to PPI included in the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2026 and 2025, PPI accounted for $13.2 million and $14.3 million in revenue, respectively, and $0.7 million and $0.8 million in net income, respectively, included in the Company's results. For the nine months ended September 30, 2026 and 2025, PPI accounted for $39.5 million and $37.7 million in revenue, respectively, and $1.6 million and $3.2 million in net income, respectively, included in the Company's results.

Other Debt

The Company maintains bank guarantee facilities and bilateral lines of credit in various countries that are supported by cash, letters of credit, pledged assets or collateral available under the Credit Facility. The Credit Facility allows letters of credit and bank guarantee issuances of up to $175.0 million towards bilateral lines of credit secured through pledged assets and collateral under the Credit Facility. As of September 30, 2026 and December 31, 2025, $38.9 million and $38.6 million in bank guarantees were outstanding, respectively. Separately, CECO had $12.6 million and $3.0 million outstanding as of September 30, 2026 and December 31, 2025, respectively, on all other lines of credit or other local collateral.

9. (Loss) Earnings per Share

The computational components of basic and diluted (loss) earnings per share for the three months ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,
(in thousands)	2026	2025
Numerator (for basic and diluted earnings per share)
Net (loss) income attributable to CECO Environmental Corp.	$(2,018)	$1,499

Denominator
Basic weighted-average shares outstanding	58,554	35,360
Common stock equivalents arising from stock options and restricted stock awards	—	1,037
Diluted weighted-average shares outstanding	58,554	36,397

The computational components of basic and diluted (loss) earnings per share for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine months ended September 30,
(in thousands)	2026	2025
Numerator (for basic and diluted earnings per share)
Net (loss) income attributable to CECO Environmental Corp.	$(37,184)	$46,993

Denominator
Basic weighted-average shares outstanding	45,936	35,226
Common stock equivalents arising from stock options and restricted stock awards	—	1,323
Diluted weighted-average shares outstanding	45,936	36,549

Options and restricted stock units included in the computation of diluted earnings per share are calculated using the treasury stock method. For the three months ended September 30, 2026 and 2025, zero and zero, and for the nine months ended September 30, 2026 and 2025, zero and 0.3 million, respectively, of outstanding options and restricted stock units were excluded from the computation of diluted earnings per share due to their having an anti-dilutive effect. For the three and nine months ended September 30, 2026, the Company had a net loss. As a result, no potentially dilutive shares were included in the computation, as their inclusion would have been anti-dilutive. The shares that could potentially dilute earnings per share in the future were 2.0 million and 2.0 million for the three and nine months ended September 30, 2026.

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

10. Share-Based Compensation

The Company recognized $6.4 million and $3.3 million of expense related to share-based compensation during the three months ended September 30, 2026 and 2025, respectively, and $19.2 million and $9.5 million during the nine months ended September 30, 2026 and 2025, respectively, which was measured based upon the fair value of the awards at the grant date. Included in the year to date expense was $10.2 million of share-based compensation expense recognized in connection with the accelerated vesting of certain legacy Thermon equity awards triggered by the acquisition. This was recorded to "Acquisition and integration expense" on the Condensed Consolidated Statements of Operations.

The Company granted approximately 98,676 and 323,000 restricted stock units during the three months ended September 30, 2026 and 2025, respectively, and approximately 251,712 and 913,000 restricted stock units during the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company granted 17,563 and 67,000 stock options during the nine months ended September 30, 2026 and 2025, respectively. No stock options were granted during the three months ended September 30, 2026 and 2025.

There were no options exercised during the three and nine months ended September 30, 2026 or 2025.

11. Income Taxes

The Company files income tax returns in various federal, state and local jurisdictions. Tax years from 2023 forward remain open for examination by Federal authorities. Tax years from 2018 forward remain open for all significant state and foreign authorities.

As of September 30, 2026 and December 31, 2025, the liability for uncertain tax positions totaled approximately $1.2 million and $1.2 million, respectively, which is included in “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company recognizes accrued interest related to uncertain tax positions and penalties, if any, in income tax expense within the Condensed Consolidated Statements of Operations.

The Company’s undistributed foreign earnings are not permanently reinvested. The Company intends to repatriate foreign held cash as needed. The Company records deferred income tax attributable to foreign withholding taxes that would become payable should it decide to repatriate cash held in foreign subsidiaries. As of September 30, 2026 and December 31, 2025, the Company recorded deferred income taxes of approximately $3.2 million and $1.3 million, respectively, on the undistributed earnings of its foreign subsidiaries.

Income tax benefit was $1.0 million for the three months ended September 30, 2026, compared with income tax expense of $0.5 million for the three months ended September 30, 2025. Income tax benefit was $14.6 million for the nine months ended September 30, 2026 compared with income tax expense of $23.6 million for the nine months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 was 34.9% compared with 21.1% for the three months ended September 30, 2025, and the effective income tax rate for the nine months ended September 30, 2026 was 28.5% compared with 32.8% for the nine months ended September 30, 2025. The effective income tax rates for the three and nine months ended September 30, 2026 and 2025 differ from the United States federal statutory rate due to certain other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible transaction expenses and differences in tax rates among the foreign jurisdictions in which it operates.

The Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy which introduces a 15% global minimum corporate tax for companies with revenues above €750 million calculated on a country-by-country basis. On February 1, 2023, the FASB indicated that it believes the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. Aspects of Pillar Two legislation have been enacted in certain jurisdictions in which the Company operates effective for accounting periods commencing on or after January 1, 2024. Historically, the Company has not met the Pillar Two revenue threshold, however with the acquisition of Thermon Group Holdings, Inc., the combined Company will meet the Pillar Two threshold in 2026. The Company expects to meet the Transitional Country-by-Country Safe Harbor rules.

12. Financial Instruments

The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets, notes payable, and accounts payable, which approximate fair value at September 30, 2026 and December 31, 2025, due to their short-term nature or variable, market-driven interest rates.

The fair value of the debt issued under the Credit Facility and joint venture term loan was $607.8 million and $214.2 million at September 30, 2026 and December 31, 2025, respectively. The fair value was determined considering market conditions, the Company's credit worthiness and the current terms of our debt, which is considered Level 2 on the fair value hierarchy.

At September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $72.1 million and $33.1 million, respectively, of which $55.4 million and $26.4 million, respectively, was held outside of the United States, principally in China, Canada, India, Netherlands, United Arab Emirates, and United Kingdom.

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

Under the terms of the Merger Agreement, each holder of Thermon common stock ("Thermon Common Stock", and "Thermon Shareholders") had the ability to elect to receive, for each share of Thermon Common Stock they own, one of the following forms of consideration: (i) consideration consisting of $10.00 in cash and 0.6840 shares of CECO common stock (“Mixed

Consideration”), (ii) consideration of $63.89 per share (“All-Cash Consideration”), or (iii) consideration of 0.8110 shares of CECO common stock per share (“All-Stock Consideration”), in each case subject to proration and allocation procedures designed to ensure that the aggregate amount of cash and stock paid in the transaction does not exceed certain limits specified in the Merger Agreement. Thermon Shareholders who did not make an election received the Mixed Consideration. The value of the Mixed Consideration, All-Cash Consideration, and All-Stock Consideration are all approximately $64 per share, based on the closing stock price of $79.03 per share of CECO on June 1, 2026, which represents an approximate 4.7% premium to the closing stock price of $61.14 per share of Thermon on its last day of trading on May 29, 2026. Per the Merger Agreement, Thermon’s existing restricted stock units (“RSU Awards”) and performance unit awards (“PU Awards”) were assumed by the Company and converted into awards based on the Company's common stock, while in‑the‑money stock options (“In-the-Money Options”) were cancelled in exchange for cash consideration equal to the All-Cash Consideration less the exercise price per share of Thermon Common Stock subject to the In-the-Money Options, as of immediately prior to the closing (the “Option Consideration”), and out‑of‑the‑money options were cancelled for no consideration. Under the provisions of the Merger Agreement, the Company elected to cancel the RSU Awards and PU Awards held by individuals residing or providing services outside the U.S. at closing (“Non-U.S. Award”), and pay cash consideration equal to the number of underlying shares multiplied by the per‑share All-Cash Consideration (“Non-U.S. Award Cash Consideration”). The following table summarizes the fair value of consideration transferred for the Merger:

(in thousands, except share and per share data)	Amount
Mixed Consideration (Mixed elections and non-electors)
Stock component
Number of Thermon's Common Stock shares	17,231,130
Exchange ratio per Merger Agreement	0.6840
Number of CECO Common Stock shares issued to Thermon shareholders	11,786,093
CECO Common Stock closing price as of June 1, 2026	$79.03
Consideration in the form of CECO's Common Stock	$931,455
Cash component
Number of Thermon's Common Stock shares	17,231,130
Per Share Cash Consideration	$10.00
Consideration in form of cash	$172,311
Total Mixed Consideration	$1,103,766
Cash Consideration
Number of Thermon's Common Stock shares	2,142,408
Per share Cash Consideration	$63.89
All-Cash Consideration	$136,878
Cash issued due to Maximum Aggregate Stock Shares proration per the Merger Agreement	$20,207
Total Cash Consideration	$157,085
Stock Consideration
Number of Thermon's Common Stock shares	13,566,156
Exchange ratio per Merger Agreement	0.8110
Number of CECO Common Stock shares	11,002,153
Less: CECO Common Stock shares due to Maximum Aggregate Stock Shares proration per the Merger Agreement	(257,495)
Number of CECO Common Stock shares issued pursuant to the Maximum Aggregate Stock Shares proration per the Merger Agreement	10,744,658
CECO Common Stock closing price as of June 1, 2026	$79.03
Total Stock Consideration	$849,150
Fractional Shares	$68
Total Merger Consideration per the Merger Agreement	$2,110,069
Pre-combination value of replaced Thermon equity awards	$11,609
Cash settlement of Thermon equity awards	$2,111
Repayment of Thermon indebtedness	$141,682
Less: D&O tail insurance premium	$(1,371)
Total preliminary consideration transferred	$2,264,100

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

The Company preliminarily recognized fair values of the assets acquired and liabilities assumed and allocated $1,214.5 million to goodwill. This purchase price allocation reflects a $4.0 million increase to goodwill, primarily related to a revision to the Company's valuation of acquired inventory identified during the three months ended September 30, 2026. Goodwill primarily represents expected synergies from combining operations, expanded market opportunities, acquired workforce, future technologies, and other benefits that do not qualify for separate recognition. Goodwill is not expected to be deductible for income tax purposes.

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

(in thousands)	Preliminary Fair Value
Total preliminary consideration transferred	$2,264,100
Assets
Cash and cash equivalents	35,724
Restricted cash	5,831
Accounts receivable	103,832
Costs and estimated earnings in excess of billings on uncompleted contracts	28,138
Inventories	156,163
Prepaid expenses and other current assets	10,182
Prepaid income taxes	1,235
Property, plant and equipment	129,785
Right-of-use assets from operating leases	15,097
Intangible assets – finite life	911,000
Deferred charges and other assets	11,681
Total assets	$1,408,668
Liabilities
Accounts payable	37,569
Accrued liabilities	79,893
Billings in excess of costs and estimated earnings on uncompleted contracts	8,349
Income taxes payable	3,114
Deferred income tax liability	208,388
Operating lease liabilities	12,334
Other liabilities	9,438
Total liabilities	359,085
Net assets	1,049,583
Goodwill	$1,214,517

Acquired intangible assets consisted of the following:

(in thousands)	Amount
Technology	195,000
Customer relationships	570,000
Tradenames	120,000
Backlog	26,000
Total acquired intangible assets	$911,000

Acquired intangible assets are amortized on a straight line or accelerated basis over their estimated useful lives of approximately 20 years for technology, 20 to 25 years for customer relationships, 20 years for tradenames, and 3 years for customer backlog. During the three months ended September 30, 2026, Thermon accounted for $148.5 million in revenue, and $28.6 million in net loss, in the Company's results. From the June 1, 2026 Closing Date through September 30, 2026, Thermon accounted for $198.1 million in revenue, and $33.9 million in net loss, in the Company's results. Thermon's net loss includes the impact of $14.3 million of intangible amortization from the Closing Date through September 30, 2026, as well as a $26.2 million charge related to the recognition of costs stemming from the step up of fair value of inventory.

Total acquisition-related costs related to the Thermon acquisition of $0.0 million and $34.3 million were reported in "Acquisition and integration expense" on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026.

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

The Company acquired customer relationships intangible assets valued at $6.1 million. This asset was determined to have a useful life of 10 years.

During the three and nine months ended September 30, 2026, FSP accounted for $1.2 million and $3.0 million in revenue, respectively, and $(0.1) million and $0.6 million in net income (loss), respectively, in the condensed consolidated results.

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

The Company acquired technology, customer relationship, and tradename intangible assets valued at $3.6 million, $34.5 million, and $3.7 million, respectively. These assets were determined to have useful lives of 7, 10, and 10 years, respectively.

The acquisitions disclosed above, with the exception of Profire, are subject to final adjustment, primarily for the valuation of intangible assets pending final valuation results, working capital, and tax balances for the further assessment of the acquiree’s tax positions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuation of assets acquired and liabilities assumed. These changes could result in material variances in the Company's future financial results, including variances in the estimated purchase price, fair values recorded and expenses associated with these items.

Goodwill recognized represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies. Goodwill related to these acquisitions is not deductible for tax purposes. Acquisition and integration expenses, which include retention, legal, accounting, banking, and other expenses, are recorded within "Acquisition and integration expense" in the Condensed Consolidated Statements of Operations.

The unaudited supplemental pro forma information is based on estimates and assumptions that the Company believes are reasonable and reflects the effects of the Thermon acquisition and related financing, including the recognition of certain cost of sales and acquired intangible assets, depreciation of acquired property, plant and equipment, amortization of the prepaid directors' and officers' ("D&O") liability insurance tail policy required under the Merger Agreement, incremental share-based compensation expense associated with the conversion and cash settlement of Thermon equity awards, and incremental interest expense, including the amortization of deferred financing costs. Material, nonrecurring pro forma adjustments directly attributable to the Thermon acquisition include transaction costs of $34.3 million that were incurred during the nine months ended September 30, 2026, which are assumed to have occurred on the pro forma closing date of January 1, 2025 and recognized as if incurred in the first quarter of 2025.

The unaudited supplemental pro forma information is presented for informational purposes only and does not purport to represent what the Company's results of operations would have been had the acquisition of Thermon and the related financing occurred on January 1, 2025, nor is it necessarily indicative of future operating results.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net sales	$404,428	$329,322	$1,118,442	$934,388
Net income (loss) attributable to CECO Environmental Corp.	13,892	1,890	25,895	(18,181)

15. Divestiture

On March 31, 2025, the Company finalized the sale of its Global Pump Solutions business to a third party for a purchase price of $108.7 million, as adjusted for purchase adjustments. In the third quarter of 2025, the Company agreed to a working capital adjustment with the purchaser that reduced the amount to be released from escrow by $0.8 million, with a corresponding reduction in the previously recognized gain. The Company received cash proceeds of $107.9 million, inclusive of the purchase price, purchase price adjustments and $2.0 million released from escrow in the third quarter of 2025. The Company recognized a pre-tax gain on sale of business of $63.7 million. The Global Pump Solutions business consisted of three niche leadership severe service industrial metallic, fiberglass and thermoplastic centrifugal pump brands: Dean, Fybroc and Sethco. The business primarily operated from locations in Indianapolis, Indiana and Telford, Pennsylvania, and was included within the Industrial Process Solutions segment.

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

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit from operations to total consolidated net loss before taxes is as follows for the three months ended September 30, 2026:

(in thousands)	Thermal Solutions	Engineered Systems	Industrial Process Solutions	Total
Net sales	$148,463	$194,257	$61,708	$404,428
Direct cost of sales	106,868	117,102	43,442
Shop burden	(229)	4,904	2,241
Selling expense	11,317	8,194	2,795
Project engineering expense	2,506	4,650	2,489
General and administrative expense	20,864	9,361	1,355
Segment profit	7,137	50,046	9,386	66,569
Share-based compensation				6,397
Amortization of intangible assets				15,316
Other corporate expenses(1)				34,329
Interest expense				11,060
Other profit or loss(2)				2,402
Total consolidated loss before income taxes				$(2,935)

(1) Includes acquisition and integration expense, corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(2) Includes foreign exchange (gain) loss.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit from operations to total consolidated net loss before taxes is as follows for the nine months ended September 30, 2026:

(in thousands)	Thermal Solutions	Engineered Systems	Industrial Process Solutions	Total
Net sales	$198,069	$518,466	$178,773	$895,308
Direct cost of sales	144,956	323,066	124,128
Shop burden	370	13,899	8,401
Selling expense	15,079	24,780	8,802
Project engineering expense	3,356	12,960	7,192
General and administrative expense	25,659	27,893	5,507
Segment profit	8,649	115,868	24,743	149,260
Share-based compensation				19,245
Amortization of intangible assets				27,108
Other corporate expenses(1)				123,693
Interest expense				24,392
Other profit or loss(2)				6,082
Total consolidated loss before income taxes				$(51,260)

(1) Includes acquisition and integration expense, corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(2) Includes foreign exchange (gain) loss.

Other segment information is as follows for the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026
(in thousands)	Thermal Solutions	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$2,563	$1,090	$389
Depreciation and amortization(1)	16,460	3,310	2,302

	Nine months ended September 30, 2026
(in thousands)	Thermal Solutions	Engineered Systems	Industrial Process Solutions
Property and equipment additions	$4,319	$2,915	$703
Depreciation and amortization(1)	20,788	10,060	6,734

(1) The amounts of depreciation and amortization disclosed by reportable segment are included within other segment expense captions, such as shop burden or general and administrative expense.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated net income before taxes is as follows for the three months ended September 30, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$143,692	$53,907	$197,599
Direct cost of sales	90,352	35,698
Shop burden	4,003	2,957
Selling expense	7,813	3,080
Project engineering expense	4,183	2,843
General and administrative expense	7,513	2,428
Loss (gain) on sale of Global Pump Solutions business	—	801
Segment profit	29,828	6,101	35,929
Share-based compensation			3,273
Amortization of intangible assets			6,144
Other corporate expenses(1)			17,112
Interest expense			5,054
Other profit or loss(2)			2,056
Total consolidated income before income taxes			$2,290

(1) Includes corporate compensation, professional services and information technology expenses, and other general and administrative corporate expenses.
(2) Includes foreign exchange (gain) loss.

A reconciliation of total segment sales to total consolidated sales, as well as total segment profit to total consolidated net income before taxes is as follows for the nine months ended September 30, 2025:

(in thousands)	Engineered Systems	Industrial Process Solutions	Total
Net sales	$392,586	$167,102	$559,687
Direct cost of sales	240,056	107,414
Shop burden	10,272	8,081
Selling expense	23,578	9,667
Project engineering expense	13,641	8,518
General and administrative expense	25,738	8,975
Gain on sale of Global Pump Solutions business	—	(63,701)
Segment profit	79,300	88,147	167,447
Share-based compensation			9,507
Amortization of intangible assets			12,177
Other corporate expenses(1)			56,432
Interest expense			16,169
Other profit or loss(2)			1,196
Total consolidated income before income taxes			$71,966

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

Geographic Information

Net sales by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$242,251	$137,119	$559,416	$367,993
Netherlands	35,813	17,773	79,587	44,762
Canada	54,734	4,828	77,814	15,575
China	24,756	9,011	58,125	37,368
United Kingdom	13,328	11,843	38,006	43,870
Other	33,546	17,025	82,360	50,119
Total net sales	$404,428	$197,599	$895,308	$559,687

The geographical area data for net sales is based upon the country location of the Company's business unit generating such sales.

Non-current assets by geographic area are as follows:

(in thousands)	September 30, 2026	December 31, 2025
United States	$2,545,457	$359,584
China	42,336	39,205
United Kingdom	24,734	27,761
Canada	64,256	8,492
Other	66,177	48,545
Total long-lived assets	$2,742,960	$483,587

17. Subsequent Events

Transfer of Primary Listing of Common Stock to the Texas Stock Exchange LLC

On October 2, 2026, the Company, acting pursuant to authorization from its Board of Directors, notified the Nasdaq Global Select Market ("Nasdaq") of its intention to voluntarily withdraw the primary listing of its common stock, par value $0.01 per share, from Nasdaq and transfer the primary listing to the Texas Stock Exchange LLC ("TXSE"). The Company's common stock ceased trading on Nasdaq at the market close on Friday, October 16, 2026, and began trading on TXSE at the market open on Monday, October 19, 2026. The Company's common stock continues to trade under the ticker symbol "CECO" and retains its existing CUSIP.

CECO ENVIRONMENTAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 reflect the consolidated operations of the Company and its subsidiaries.

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

On February 23, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Longhorn Merger Sub, Inc. and Longhorn Merger Sub LLC, each a direct wholly owned subsidiary of the Company (together, the “Merger Subs”), and Thermon Group Holdings, Inc. (“Thermon”), pursuant to which the parties agreed to effect the merger transactions contemplated thereby. On June 1, 2026, the Company consummated the previously announced merger with Thermon in accordance with the terms of the Merger Agreement. The cash portion of the merger consideration and related transaction costs were funded with available cash and borrowings under the Company's existing credit facilities. For additional details, see Note 14 to the unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q. The acquisition of Thermon significantly impacts the comparability of the Company’s results of operations, financial condition, and cash flows for the three and nine months ended September 30, 2026 compared to the corresponding prior-year periods.

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

Results of Operations

Consolidated Results

Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2026	2025	2026	2025
Net sales	$404.4	$197.6	$895.3	$559.7
Cost of sales	274.3	133.0	614.8	365.8
Gross profit	$130.1	$64.6	$280.5	$193.9
Percent of sales	32.2%	32.7%	31.3%	34.6%
Selling and administrative expense	91.2	47.0	201.2	149.4
Percent of sales	22.6%	23.8%	22.5%	26.7%
Amortization expense	15.3	6.1	27.1	12.2
Acquisition and integration expense	12.4	0.3	68.2	8.4
Loss (gain) on sale of Global Pump Solutions business	—	0.8	—	(63.7)
Other operating expense (income), net	0.6	1.0	4.8	(1.7)
Operating (loss) income	$10.5	$9.4	$(20.8)	$89.3
Operating margin	2.6%	4.8%	(2.3)%	16.0%
Other expense, net	$2.4	$2.0	$6.0	$1.2
Interest expense	11.0	5.1	24.4	16.1
(Loss) income before income taxes	$(2.9)	$2.3	$(51.2)	$72.0
Income tax (benefit) expense	(1.0)	0.5	(14.6)	23.6
Net (loss) income	$(1.9)	$1.8	$(36.6)	$48.4
Noncontrolling interest	0.1	0.3	0.5	1.4
Net (loss) income attributable to CECO Environmental Corp.	$(2.0)	$1.5	$(37.2)	$47.0

To compare operating performance between the three and nine months ended September 30, 2026 and 2025, the Company has adjusted GAAP operating (loss) income to exclude (1) amortization of intangible assets, (2) acquisition and integration expenses, which include legal, accounting, and other expenses, (3) gain on the sale of the Global Pump Solutions business as discussed in Note 15, and (4) other expenses, including restructuring expenses primarily relating to severance, facility exits, and associated legal expenses, asbestos litigation expenses relating to future settlement payments, executive transition expenses, purchase accounting inventory adjustments, and third party professional consulting fees associated with Enterprise Resource Planning system implementations.

The following table presents the reconciliation of GAAP operating (loss) income and GAAP operating margin to non-GAAP operating income and non-GAAP operating margin:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except ratios)	2026	2025	2026	2025
Operating income (loss) as reported in accordance with GAAP	$10.5	$9.4	$(20.8)	$89.3
Operating margin in accordance with GAAP	2.6%	4.8%	(2.3)%	16.0%
Amortization expense	15.3	6.1	27.1	12.2
Acquisition and integration expense	12.4	0.3	68.2	8.4
Loss (gain) on sale of Global Pump Solutions business	—	0.8	—	(63.7)
Other expense (income)[1]	17.5	0.9	31.1	(1.7)
Non-GAAP operating income	$55.7	$17.5	$105.6	$44.5
Non-GAAP operating margin	13.8%	8.9%	11.8%	8.0%

(1) includes $16.7 million and $26.2 million related to the inventory fair value adjustment for the three and nine months ended September 30, 2026.

Net sales for the three months ended September 30, 2026 increased $206.8 million, or 104.7%, to $404.4 million compared with $197.6 million for the three months ended September 30, 2025, inclusive of organic growth of 41%. Approximately 63% of net sales for the three months ended September 30, 2026 is attributable to organic revenue, which the Company defines as revenue from businesses owned for more than twelve months. The increase in organic revenue is driven by strong order intake in preceding quarters, which contributes to the backlog position. During the quarter, the Company continued to execute customer projects and satisfy contractual commitments without experiencing material delays. The largest contributor to organic revenue growth is demand for products and solutions serving power generation end markets. The remainder of the increase in net sales is attributable to the recent acquisition and integration of Thermon.

Net sales for the nine months ended September 30, 2026 increased $335.6 million, or 60.0%, to $895.3 million compared with $559.7 million for the nine months ended September 30, 2025, inclusive of organic growth of 42%. The increase in organic revenue is driven by significant order intake in the preceding quarters which led to a record backlog position. The Company executed customer projects in accordance with contractual commitments without experiencing material delays. The largest driver of organic revenue is demand for products and solutions supporting power generation end markets. The remainder of the increase in net sales is attributable to the Company’s recent integration of Thermon.

Gross profit increased $65.5 million, or 101.4%, to $130.1 million in the three months ended September 30, 2026 compared with $64.6 million in the three months ended September 30, 2025. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales decreased to 32.2% in the three months ended September 30, 2026 compared with 32.7% in the three months ended September 30, 2025. Gross profit for the three months ended September 30, 2026 was reduced by $16.7 million of additional cost of sales related to the fair value adjustment to inventory acquired in the Thermon acquisition. Adjusted gross profit margin was 36.3% for the three months ended September 30, 2026. Gross profit margins excluding Thermon increased to 34.5% driven by margin expansion for products in power generation.

Gross profit increased $86.6 million, or 44.7%, to $280.5 million in the nine months ended September 30, 2026 compared with $193.9 million in the nine months ended September 30, 2025. The increase in gross profit is primarily attributable to the increase in sales volume as described above. Gross profit as a percentage of sales decreased to 31.3% in the nine months ended September 30, 2026 compared with 34.6% in the nine months ended September 30, 2025. The decrease is primarily attributable to $26.2 million of additional cost of sales related to the fair value adjustment to inventory acquired in the Thermon acquisition. Project mix and the timing of project completions within the power generation and industrial solutions end markets also contributed to the decrease. Adjusted gross profit margin was 34.3% for the nine months ended September 30, 2026 and excludes acquisition-related costs associated with the Thermon acquisition.

Selling and administrative expenses were $91.2 million for the three months ended September 30, 2026 compared with $47.0 million for the three months ended September 30, 2025. The increase is primarily attributable to selling and administrative expenses associated with the Thermon acquisition.

Selling and administrative expenses were $201.2 million for the nine months ended September 30, 2026 compared with $149.4 million for the nine months ended September 30, 2025. The increase is primarily attributable to selling and administrative expenses associated with the Thermon acquisition, partially offset by lower selling and administrative expenses within the Industrial Process Solutions segment, primarily reflecting the absence of the Global Pump Solutions business following its divestiture on March 31, 2025.

Amortization expense was $15.3 million for the three months ended September 30, 2026 compared with $6.1 million for the three months ended September 30, 2025. The increase in expense is predominantly related to amortization of intangible assets related to the Thermon acquisition.

Amortization expense was $27.1 million for the nine months ended September 30, 2026 compared with $12.2 million for the nine months ended September 30, 2025. The increase in expense is predominantly related to amortization of intangible assets related to the Thermon acquisition.

Operating income increased $1.1 million to $10.5 million for the three months ended September 30, 2026 compared with operating income of $9.4 million for the three months ended September 30, 2025. The increase in operating income is primarily attributable to the increased volume described above partially offset by higher amortization expense and acquisition and integration expenses associated with Thermon.

Operating income decreased $110.1 million to $(20.8) million for the nine months ended September 30, 2026 compared with operating income of $89.3 million for the nine months ended September 30, 2025. The decrease in operating income is primarily attributable to the gain on the sale of the Global Pump Solutions business recognized in the first quarter of 2025 and acquisition and integration expenses associated with Thermon partially offset by increased volume.

Non-GAAP operating income was $55.7 million for the three months ended September 30, 2026 compared with $17.5 million for the three months ended September 30, 2025. Non-GAAP operating income as a percentage of sales increased to 13.8% for the three months ended September 30, 2026 from 8.9% for the three months ended September 30, 2025. The increase in non-GAAP operating income is driven by the increase in gross profit, partially offset by the increase in selling and administrative expenses as described above

Non-GAAP operating income was $105.6 million for the nine months ended September 30, 2026 compared with $44.5 million for the nine months ended September 30, 2025. Non-GAAP operating income as a percentage of sales was increased to 11.8% for the nine months ended September 30, 2026 from 8.0% for the nine months ended September 30, 2025. The increase in non-GAAP operating income is driven by the increase in gross profit, partially offset by the increase in selling and administrative expenses as described above.

Interest expense increased to $11.1 million in the three months ended September 30, 2026 compared with interest expense of $5.1 million for the three months ended September 30, 2025. The increase in interest expense is primarily due to increased debt balances.

Interest expense increased to $24.4 million in the nine months ended September 30, 2026 compared with interest expense of $16.2 million for the nine months ended September 30, 2025. The increase in interest expense is primarily due to increased debt balances.

Income tax benefit was $1.0 million for the three months ended September 30, 2026 compared with income tax expense of $0.5 million for the three months ended September 30, 2025. Income tax benefit was $14.6 million for the nine months ended September 30, 2026 compared with income tax expense of $23.6 million for the nine months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026 was 34.9% compared with 21.1% for the three months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was 28.5% compared with 32.8% for the nine months ended September 30, 2025. The effective income tax rates for the three and nine months ended September 30, 2026 and September 30, 2025 differ from the United States federal statutory rate. The Company's effective tax rate is affected by other permanent differences, including the gain on the sale of the Global Pump Solutions business, state income taxes, non-deductible transaction expenses, non-deductible incentive stock-based compensation, and differences in tax rates among the foreign jurisdictions in which it operates.

Orders booked increased $544.7 million, or 234%, to $777.6 million during the three months ended September 30, 2026 compared with $232.9 million in the three months ended September 30, 2025, inclusive of organic growth of 174%, as defined as the change in orders excluding the impact of orders recorded in the twelve month period subsequent to acquisition dates. The increase is primarily driven by demand for the Company’s emissions and exhaust systems applications supporting large-scale natural gas power generation projects.

Orders booked increased $1,290.6 million, or 176%, to $2,025.6 million during the nine months ended September 30, 2026 compared with $735.0 million in the nine months ended September 30, 2025, inclusive of organic growth of 161%. The increase is primarily driven by demand for the Company’s emissions and exhaust system applications supporting large-scale natural gas power generation projects.

Business Segments

The Company’s operations are organized and reviewed by management along its product lines and end markets that the segment serves and are presented in three reportable segments. The results of the segments are reviewed through segment profit, which represents income from operations as adjusted for certain items.

Financial results by segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales
Engineered Systems	$194,257	$143,692	$518,466	$392,585
Thermal Solutions	148,463	-	198,069	-
Industrial Process Solutions	61,708	53,907	178,773	167,102
Total net sales	$404,428	$197,599	$895,308	$559,687

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Segment profit
Engineered Systems	$50,046	$29,828	$115,868	$79,300
Thermal Solutions	7,137	-	8,649	-
Industrial Process Solutions	9,386	6,101	24,743	88,147

Engineered Systems Segment

Our Engineered Systems segment net sales increased $50.6 million to $194.3 million for the three months ended September 30, 2026 compared with $143.7 million for the three months ended September 30, 2025, inclusive of organic growth of 34%. The increase is led by backlog execution on large scale natural gas power generation projects.

Our Engineered Systems segment net sales increased $125.9 million to $518.5 million for the nine months ended September 30, 2026 compared with $392.6 million for the nine months ended September 30, 2025, inclusive of organic growth of 31%. The increase is led by backlog execution on large scale natural gas power generation projects.

Segment profit for the Engineered Systems segment increased $20.2 million to $50.0 million for the three months ended September 30, 2026 compared with $29.8 million for the three months ended September 30, 2025. The increase is attributable to higher gross profit related to increased net sales. Segment profit as a percentage of sales increased to 25.8% in the three months ended September 30, 2026 compared with 20.8% in the three months ended September 30, 2025. The increase is primarily attributed to market demand for natural gas generation infrastructure products.

Segment profit for the Engineered Systems segment increased $36.6 million to $115.9 million for the nine months ended September 30, 2026 compared with $79.3 million for the nine months ended September 30, 2025. The increase is attributable to higher gross profit related to increased net sales. Segment profit as a percentage of sales increased to 22.3% in the nine months ended September 30, 2026 compared with 20.2% in the nine months ended September 30, 2025. The increase is primarily attributed to market demand for natural gas generation infrastructure products.

Our Engineered Systems segment orders booked increased $358.7 million, or 204%, to $534.2 million during the three months ended September 30, 2026 compared with $175.5 million in the three months ended September 30, 2025, inclusive of organic growth of 159%. The increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream and downstream markets have resulted in increased demand for emissions, acoustics. and separation/filtration products.

Our Engineered Systems segment orders booked increased $1,026.8 million, or 183%, to $1,589.3 million during the nine months ended September 30, 2026 compared with $562.5 million in the nine months ended September 30, 2025, inclusive of organic growth of 146%. The increase is primarily attributable to the Company's energy and power technologies. Investments in energy infrastructure and growth in midstream and downstream markets have resulted in increased demand for emissions, acoustics, and separation/filtration products.

Industrial Process Solutions Segment

Our Industrial Process Solutions segment net sales increased $7.8 million to $61.7 million for the three months ended September 30, 2026 compared with $53.9 million for the three months ended September 30, 2025, inclusive of organic growth of 8%. The increase is primarily attributable to project execution on semiconductor backlog.

Our Industrial Process Solutions segment net sales increased $11.7 million to $178.8 million for the nine months ended September 30, 2026 compared with $167.1 million for the nine months ended September 30, 2025, inclusive of organic growth of 11%. The increase is primarily attributable to project execution on semiconductor backlog partially offset by the divestiture of the Global Pumps Solutions business.

Segment profit for the Industrial Process Solutions segment increased $3.3 million to $9.4 million for the three months ended September 30, 2026 compared with $6.1 million for the three months ended September 30, 2025. The increase is primarily attributable to higher net sales and the absence of a $0.8 million loss on the sale of the Global Pump Solutions business recognized in the prior-year period.

Segment profit for the Industrial Process Solutions segment decreased $63.4 million to $24.7 million for the nine months ended September 30, 2026 compared with $88.1 million for the nine months ended September 30, 2025. The decrease is attributable to the $63.7 million gain on the sale of the Global Pump Solutions business included in segment profit for the nine months ended September 30, 2025. Excluding the effect of the gain, segment profit increased $0.3 million, as higher net sales more than offset the effects of project mix and the divestiture of the higher-margin Global Pump Solutions business.

Our Industrial Process Solutions segment orders booked increased $26.0 million, or 45%, to $83.4 million during the three months ended September 30, 2026 compared with $57.4 million in the three months ended September 30, 2025, inclusive of organic growth of 72%. The increase is primarily attributable to higher demand for the Company's scrubber technologies in semiconductor and international markets.

Our Industrial Process Solutions segment orders booked increased $67.9 million, or 39%, to $240.2 million during the nine months ended September 30, 2026 compared with $172.3 million in the nine months ended September 30, 2025, inclusive of organic growth of 86%. The increase is primarily attributable to the higher demand for the Company's scrubber technologies in semiconductor and international markets.

Thermal Solutions Segment

The Thermal Solutions segment represents the Thermon business, acquired in June 2026. As such, there is no comparative financial information reflected in the Company's previously filed Quarterly Reports on Form 10-Q.

Net sales for the Thermal Solutions segment were $148.5 million and $198.1 million for the three and nine months ended September 30, 2026, respectively. Results for the nine-month period reflect Thermon's operations from the acquisition date through September 30, 2026.

Segment profit for the Thermal Solutions segment was $7.1 million, or 4.8% of sales, for the three months ended September 30, 2026, and $8.6 million, or 4.4% of sales, for the nine months ended September 30, 2026. Segment profit included $16.7 million and $26.2 million, respectively, of additional cost of sales related to the fair value adjustment to inventory acquired in the Thermon acquisition. The adjustment is recognized in cost of sales as the acquired inventory is sold.

Backlog

Backlog (i.e., unfulfilled or remaining performance obligations) represents the sales we expect to recognize for our products and services for which control has not yet transferred to the customer. Backlog increased to $2,193.5 million as of September 30, 2026, from $793.1 million as of December 31, 2025. Thermon contributed $273.3 million to our backlog figure as of September 30, 2026, with the remaining increase primarily attributable to our growing orders. Our customers may have the right to cancel a given order. Historically, cancellations have not been significant. Backlog is adjusted on a quarterly basis for adjustments in foreign currency exchange rates. Substantially all backlog is expected to be delivered within 12 to 24 months. Backlog is not defined by GAAP and our methodology for calculating backlog may not be consistent with methodologies used by other companies.

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

At September 30, 2026, the Company had working capital of $217.7 million, compared with $104.4 million at December 31, 2025. The ratio of current assets to current liabilities was 1.29 to 1.00 on September 30, 2026, as compared with a ratio of 1.34 to 1.00 on December 31, 2025.

At September 30, 2026 and December 31, 2025, cash and cash equivalents totaled $72.1 million and $33.1 million, respectively. As of September 30, 2026 and December 31, 2025, $55.4 million and $26.4 million, respectively, of our cash and cash equivalents were held by certain foreign subsidiaries, as well as being denominated in foreign currencies.

Debt consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Outstanding borrowings under Credit Facility (defined below)
Revolving credit facility	$371,500	$208,600
Term loan	232,063	—
Total outstanding borrowings under the Credit Facility	603,563	208,600
Outstanding borrowings under the joint venture term debt	4,249	5,647
Unamortized debt discount	(8,492)	(1,809)
Total outstanding borrowings	599,320	212,438
Less: current portion	(15,999)	(1,879)
Total debt, less current portion	$583,321	$210,559

Credit Facility

The Company’s outstanding borrowings in the United States consist of a senior secured revolver loan with sub-facilities for letters of credit, swing-line loans and multi-currency loans (collectively, the “Credit Facility”). As of September 30, 2026 and December 31, 2025, the Company was in compliance with all related financial and other restrictive covenants under the Credit Facility.

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

Total unused credit availability under our existing Credit Facility is as follows:

(in millions)	September 30, 2026	December 31, 2025
Credit Facility, revolving loans	$740.0	$400.0
Draw down	(371.5)	(208.6)
Letters of credit open	(24.2)	(23.8)
Total unused credit availability	$344.3	$167.6
Amount available based on borrowing limitations	$344.3	$123.6

The Company's available secured borrowing capacity under the Credit Facility is defined as the lower of (a) the Credit Facility amount less outstanding borrowings and Letters of Credit on the Credit Facility, and (b) the Company's trailing twelve month EBITDA, as defined in the Credit Agreement, by a factor of the maximum leverage ratio, less outstanding borrowings on the Credit Facility.

Overview of Cash Flows and Liquidity

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$121,397	$(4,100)
Net cash (used in) provided by investing activities	(450,834)	1,520
Net cash provided by (used in) financing activities	372,634	(2,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,728)	86
Net increase in cash, cash equivalents and restricted cash	$40,469	$(5,328)

Operating Activities

For the nine months ended September 30, 2026, $121.4 million of cash was provided by operating activities compared with $4.1 million used in operations in the prior year period, representing an increase of $125.5 million. Cash flows from operating activities in the first nine months of 2026 was higher than 2025 primarily due to an increase in billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by an increase in accounts receivable.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $450.8 million compared with $1.5 million provided by investing activities in the prior year period. For the nine months ended September 30, 2026, the Company used $329.6 million in the acquisition of Thermon, as well as $6.6 million in the acquisition of Flexible Specialty Products. As part of the Thermon acquisition, the Company repaid approximately $141.7 million of the acquiree's outstanding indebtedness at closing. This cash outlay was partially offset by cash and cash equivalents received from Thermon of $41.5 million. The repayment of debt was treated as a component of the consideration transferred. In the prior year period, the Company received $107.8 million related to the sale of the Global Pump Solutions business as discussed in Note 15, offset by $97.6 million used in the acquisition of Profire as discussed in Note 14.

Financing Activities

For the nine months ended September 30, 2026, $372.6 million was provided by financing activities compared with $2.8 million used in financing activities in the prior year period, for an increase of $375.5 million. The increase was driven by increased borrowings on the Company's Credit Facility, inclusive of the Incremental Term A-1 Loan Facility, to fund the cash consideration and other closing costs paid in connection with the acquisition of Thermon.

Critical Accounting Estimates

Management believes there have been no changes during the nine months ended September 30, 2026 to the items that the Company disclosed as its critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
the potential for disruption in the trading of our common stock in connection with the transfer of our primary listing to the Texas Stock Exchange LLC, a newly operational exchange;
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

The carrying value of the Company’s total long-term debt at September 30, 2026 was $607.8 million. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2026. Most of the interest on the Company’s debt is indexed to SOFR market rates. The estimated annual impact of a hypothetical 10% change in the estimated weighted average borrowing rate at September 30, 2026 is $4.5 million.

The Company has wholly-owned subsidiaries in several countries, including in the Netherlands, Canada, the People’s Republic of China, Mexico, United Kingdom, Singapore, India, United Arab Emirates, Germany, South Korea and Saudi Arabia. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Transaction (gains) losses included in “Other expense, net” line of the Condensed Consolidated Statements of Operations were $2.4 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $5.8 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Identification of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, we have identified the following deficiencies in our control environment, control activities and monitoring activities that constitute material weaknesses, either individually or in the aggregate, which remain unremediated as of September 30, 2026:

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

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation of the material weaknesses above, there were no changes during the quarter ended September 30, 2026 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of the Company's equity securities for the three months ended September 30, 2026:

Issuer's Purchases of Equity Securities
(in thousands, except per share data) Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	—	—	—	—
September 1, 2026 - September 30, 2026	—	—	—	—
Total	—	$—	—

(1) On May 10, 2022, the Board of Directors authorized a $20.0 million share repurchase program, which expired on April 30, 2025. See Note 9 to the unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Company's share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c)

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Certification of Chief Executive Officer (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CECO Environmental Corp.

By:	/s/ Kiril Kovachev
Kiril Kovachev
Chief Accounting Officer (principal accounting officer and duly authorized officer)

Date: November 9, 2026